Form 10QSB/A
period 1995-01-31
GREAT AMERICAN RECREATION INC
filed 1995-06-01
CIK 103317

SECURITIES & EXCHANGE COMMISSION

			    WASHINGTON, D.C.   20549

				 FORM-10QSB

		  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
		    OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended January 31, 1995         Commission file number 0-9949
		  ----------------                                ------

			GREAT AMERICAN RECREATION, INC.
			-------------------------------
	(exact name of registrant as specified in its charter)


New Jersey                                          22-2381071
- -------------------------------                 -------------------
(State or other jurisdiction of                  (I.R.S. employer
incorporation or organization)                  identification no.)

P.O. Box 848, McAfee, New Jersey                         07428
- ----------------------------------------               ----------
(address of principal executive offices)               (zip code)

(201) 827-2000
- ----------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	YES  X          NO
	    ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

Common stock $.01 par, shares outstanding at January 31, 1995, 53,991,338.













	THIS REPORT CONTAINS A TOTAL OF 26 PAGES

	PAGE 1 OF 26


	PART 1.  FINANCIAL INFORMATION
	ITEM 1. FINANCIAL STATEMENTS

	GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
	CONDENSED CONSOLIDATION BALANCE SHEET
	JANUARY 31, 1995 & APRIL 30, 1994


	UNAUDITED

								                                  JANUARY 31, 1995     APRIL 30, 1994
		                                  			                      (SEE NOTE BELOW)
Current assets:                           ----------------     --------------
Cash                                         $     92,625       $  4,335,361
Other receivables, net                          3,390,694          2,201,263
Prepaid and other assets                          520,452            525,338
					                                           	---------          ---------
Current assets                                  4,003,771          7,061,962
						                                          ---------          ---------
Noncurrent assets:
Net investment in Princeton New York Parent    11,250,833         10,479,813
Receivable from Princeton New York Parent      23,582,552         19,043,479
Other receivables, net                          1,230,858            467,728
Other assets                                    2,022,950          5,990,971
Investment in and advances to
 unconsolidated subsidiary                      1,817,383          1,813,726
Property, plant and equipment, net             50,426,327         47,846,856
					                                          ----------        -----------
Noncurrent assets                              90,330,903         85,642,573
					                                          ----------         ----------
Total assets                                 $ 94,334,674       $ 92,704,535
					                                          ==========         ==========
NOTE:  The balance sheet at April 30, 1994, has been taken from the audited
	financial statements at that date and condensed.

	SEE ACCOMPANYING NOTES
	PAGE 2 OF 26


	PART 1.  FINANCIAL INFORMATION
	ITEM 1.  FINANCIAL STATEMENTS

	GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
	CONDENSED CONSOLIDATED BALANCE SHEET
	JANUARY 31, 1995 & APRIL 30, 1994

	UNAUDITED

                                   					   JANUARY 31, 1995     APRIL 30,1994
							                                                       (SEE NOTE BELOW)
Current liabilities:                       ----------------     ---------------
Accounts payable                             $  3,051,527       $  1,610,803
Accrued liabilities                            10,776,141          6,831,863
Deferred revenue and other liabilities          3,240,520          1,037,383
Debt                                           34,457,401          7,183,312
					                                         -----------         ----------
Current liabilities                            51,525,589         16,663,361
					                                         -----------         ----------


Noncurrent liabilities:
Debt                                            6,912,768         35,364,065
					                                          ----------         ----------
Total liabilities                              58,438,357         52,027,426
					                                          ----------         ----------
Commitments and contingencies (Note 7)

Redeemable preferred stock (2,005
  aggregate liquidation value 8,350,000)        2,104,867          1,914,730
                                          						---------          ---------
Stockholder's equity:
Cumulative, convertible preferred stock:
  $1 par value; authorized 5,000,000 shares
  issued 654,639 at January 31, 1995
  and 880,365 at April 30, 1994                   654,639            880,365
Series B convertible preferred stock $1 par
  value;issued 12,500 shares at January 31, 1995
  and -0- at April 30, 1994                        12,500                -0-
Common stock:
  $.01 par value; authorized 100,000,000
  shares issued 53,991,338 at January 31,
  1995 and 40,278,360 at April 30, 1994           539,914           402,784
Paid in capital in excess of par value         41,975,302        36,588,580
Retained earnings since elimination of
  deficit of $31,017,247 in April 30, 1992
  quasi-reorganization                         (9,326,831)          954,724
Less common stock in treasury, at cost,
  2,378 shares                                    (64,074)          (64,074)
					                                          ----------        ----------
Total stockholders' equity                     33,791,450        38,762,379
					                                          ----------        ----------
Total liabilities and stockholders'
  Equity                                      $94,334,674       $92,704,535
	                                   				       ==========        ==========

NOTE: The balance sheet at April 30, 1994, has been taken from the audited financial statements at that date and condensed.

	SEE ACCOMPANYING NOTES
	PAGE 3 OF 26


	GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
	NINE MONTHS ENDED JANUARY 31, 1995 & JANUARY 31, 1994


	UNAUDITED

						                                             NINE MONTHS ENDED
				                                         		JANUARY 31,      JANUARY 31,
                                          						   1995            1994
Revenue:                                      -------------     ------------
Admission                                     $ 8,746,520       $10,500,837
Food & beverage                                 2,801,654         3,581,932
Other                                           4,217,568         4,554,046
                                   					       ----------        ----------
Total revenue                                  15,765,742        18,636,815

Cost of Operations:
Admission                                       7,034,127         6,785,803
Food & beverage                                 2,140,210         2,236,005
Other                                           2,396,945         2,515,860
					                                          ----------        ----------
                                   					       11,571,282        11,537,668

Selling, General & Administrative               3,776,684         3,960,689
Interest                                        1,192,350         2,139,685
Amortization of financing costs                    22,239            75,140
Dividend income from Princeton New York
	Parent                                        (1,171,047)       (1,060,911)
Depreciation and Amortization                     874,051           631,294
					                                          ----------        ----------
					                                          16,265,559        17,283,565
					                                          ----------        ----------
				                                         		 (499,817)        1,353,250
Writedown of goodwill relating to
investment in boxing interests (Note 5)        (5,077,811)              -0-
Reserve on dividend and interest income
relating to Princeton Parent (Notes 4 and 11)  (1,009,781)              -0-
Non cash financing costs (Notes 9 and 10)        (625,000)              -0-
Litigation claims (Note 7)                     (3,069,146)              -0-
					                                         ------------        ---------
					                                        (10,281,555)        1,353,250

Income taxes                                           -0-              -0-
					                                         ------------        ---------
Net Income (Loss)                             (10,281,555)        1,353,250

Less:  preferred stock dividend
   requirements                                        -0-          768,263
                                    				      ------------        ---------
Net income (Loss) applicable to common
 stockholders                                $(10,281,555)       $  584,987
					                                          ==========         =========
Per Common Share:
Net Income (Loss)                            $     (0.21)        $     0.03
	                                   				       ==========         =========

Weighted average number of common shares
used in computing earnings per share           48,632,099        20,672,164

	SEE ACCOMPANYING NOTES
	PAGE 4 OF 26


	GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
	THREE MONTHS ENDED JANUARY 31, 1995 & JANUARY 31, 1994

	UNAUDITED

						                                             THREE MONTHS ENDED
		                                         				JANUARY 31,      JANUARY 31,
                                          						   1995            1994
Revenue:                                       -----------      -----------
Admission                                    $  1,648,728       $ 2,943,005
Food & beverage                                   511,082           939,545
Other                                           1,615,442         2,139,560
                                          						---------         ---------
Total revenue                                   3,775,252         6,022,110
Cost of Operations:
Admission                                       2,322,575         2,000,920
Food & beverage                                   633,702           565,420
Other                                             507,590         1,070,243
				                                          		3,463,867         3,636,583

Selling, General & Administrative               1,308,820         1,165,222
Interest                                          477,474           815,865
Amortization of financing costs                     7,413               -0-
Dividend income from Princeton New York
Parent                                          (400,027)         (362,404)
Depreciation and Amortization                     305,725           234,436
                                           					---------         ---------
                                          						5,163,272         5,489,702
 			                                          		---------         ---------
					                                          (1,388,020)          532,408

Writedown of goodwill relating to
investment in boxing interests (Note 5)        (5,077,811)             -0-
Reserve on dividend and interest income
relating to Princeton Parent (Notes 4
and 11)                                        (1,009,781)             -0-
Non cash financing costs (Notes 9 and 10)        (625,000)             -0-
Litigation claims (Note 7)                     (3,069,146)             -0-
                                    					      ------------        ---------
					                                         (11,169,758)          532,408
Income taxes                                           -0-              -0-
					                                          ------------        ---------
Net Income (Loss)                             (11,169,758)          532,408

Less:  preferred stock dividend
requirements                                           -0-          308,263
					                                         ------------        ---------
Net income (Loss) applicable to common
stockholders                                 $(11,169,758)      $   224,145
					                                          ==========        ==========
Per Common Share:
Net Income (Loss)                               $  (0.21)       $     0.01
                                     				       ==========       ==========
Weighted average number of common shares
used in computing earnings per share           53,275,136      26,439,580

	SEE ACCOMPANYING NOTES
	PAGE 5 OF 26


	GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
	NINE MONTHS ENDED JANUARY 31, 1995 & JANUARY 31, 1994

	UNAUDITED

                                         						     NINE MONTHS ENDED
			                                         			JANUARY 31,      JANUARY 31,
					                                          	   1995            1994
Cash flows from operating activities:         -------------    -------------
Income (Loss) from operations                 $(10,281,555)    $ 1,353,250

Adjustments to reconcile net loss to net
cash (used in) provided by continuing
operations:
Depreciation and amortization                      874,051         631,294
Amortization of financing costs                    647,239          75,140
Reserve on advances and investment in
unconsolidated subsidiary                          421,215         309,133
Dividend income paid-in-kind                    (1,171,047)     (1,060,911)
Interest expense paid-in-kind                          -0-         309,096
Reserve on dividend and interest income
relating to Princeton Parent                     1,009,781             -0-
Writedown of Good Will                           5,077,811             -0-
Change in assets and liabilities:
Prepaid and other assets and deferred
charges                                         (1,312,267)      (503,579)
Other receivables                               (1,952,806)      (359,584)
Advances to unconsolidated subsidiary             (424,872)      (314,192)
Receivable from Princeton New York Parent       (5,148,827)    (6,612,980)
Accounts payable & accrued liabilities           5,478,902        824,010
Deferred revenue and other liabilities           2,203,137        672,199
				                                          		----------     -----------
Net cash used in operations                     (4,579,238)    (4,677,124)
				                                          		----------     -----------

Cash flows from investing activities:
Utilization of escrow held for debt
payments                                               -0-      1,520,000
Utilization of escrow held for interest
payments                                               -0-        463,500
Additions to properties                         (3,218,398)    (2,784,185)
                                          						-----------     ----------
Net cash used in investing activities           (3,218,398)      (800,685)
				                                          		-----------     ----------

Cash flows from financing activities:
Additional borrowings                           4,522,624         531,028
Repayment of borrowings                           (64,345)     (2,204,128)
Costs in connection with exchange offering       (291,318)             -0-
Issuance of common stock                               -0-      8,688,287
Dividends on 10% preferred stock                 (612,061)       (768,263)
                                          						---------       ----------
Net cash provided by financing activities       3,554,900       6,426,924
			                                          			---------       ----------
Net increase (decrease) in cash                (4,242,736)        949,115
Cash balance at beginning of period             4,335,361          49,849
			                                           			---------       ---------
Cash balance at end of period                 $    92,625     $   998,964
					                                           ==========      ==========
	SEE ACCOMPANYING NOTES
	PAGE 6 OF 26




	GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
	SUPPLEMENTARY SCHEDULE OF NON-CASH OPERATING,
	INVESTING AND FINANCING ACTIVITIES
	NINE MONTHS ENDED JANUARY 31, 1995 & JANUARY 31, 1994


	UNAUDITED

						                                             NINE MONTHS ENDED
		                                        				 JANUARY 31,      JANUARY 31,
	                                         					   1995             1994
                                        						-----------     ------------
Accounts Payable                               $   93,900     $   475,000
Common stock and Paid-in-Capital issued for
services                                          (93,900)       (475,000)

Common stock and Paid-in-Capital issued in
connection with exchange offering              (5,612,029)             -0-
Subordinated debentures (Note 9)                5,612,029              -0-

Common stock in Paid-in-Capital                   (23,457)             -0-
Subordinated debentures converted to common
stock                                              23,457              -0-

Preferred stock and Paid-in-Capital issued in
connection with financing costs of demand
loans                                           (625,000)              -0-
Financing costs                                  625,000               -0-

Common stock and Paid-in-Capital issued in
connection with settlement of lawsuit            (50,000)              -0-
Other assets - stock held in escrow               50,000               -0-
                                    					      ----------        ----------
Net non-cash operating, investing and
financing activities                          $      -0-      $        -0-
					                                          ==========       ===========

	SEE ACCOMPANYING NOTES
	PAGE 7 OF 26


GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JANUARY 31, 1995 & JANUARY 31, 1994
(UNAUDITED)

NOTE 1 - Basis of Presentation
- ------------------------------
The condensed consolidated balance sheet as of January 31, 1995, the condensed consolidated statement of operations for the nine months ended January 31, 1995 and 1994, and the condensed consolidated statement of cash flows for the periods then ended are unaudited and reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such data. Results of operations for the nine months ended January 31, 1995 and 1994 are not necessarily indicative of the results which may be expected for any other interim period or for the year taken as a whole. These statements should be read in conjunction with Form 10-KSB for fiscal 1994, which is on file with the Securities and Exchange Commission.

NOTE 2 - Reclassification
- -------------------------
Certain fiscal 1995 items have been reclassified to conform with the fiscal 1994 presentation.

NOTE 3 - Quasi-Reorganization
- -----------------------------
On April 30, 1992, the board of directors of the Company and its subsidiaries approved a corporate readjustment of their accounts, effected in the form of a quasi-reorganization, which resulted in the adjustment of assets and liabilities to estimated fair values and elimination of the accumulated deficit, effective April 30, 1992. The Company had implemented the quasi-reorganization at that time since it had completed its reorganizations with respect to real estate development activities, raised substantial new capital and completed the necessary restructuring which will permit the concentration of efforts on recreational activities.

The net amount of such revaluation adjustments together with the accumulated deficit as of the date thereof, was transferred to paid-in capital in accordance with the accounting principles applicable to quasi-reorganizations. The adjustments include writedowns of certain deferred costs and other intangibles not considered to have future value, revaluations of land, depreciable assets, receivables and adjustments to deferred gains, deferred revenue and debt.

The quasi-reorganization resulted in a significant write-up of non-depreciable assets with a significant write-down of depreciable assets based upon an independent appraisal. The result was a substantial improvement in reported net income in the absence of any improvement in operating performance.
The effect of the quasi-reorganization in future financial statements is to reduce depreciation and amortization expense by approximately $4,072,000 per year. These reductions and changes have had a material effect on the comparability of current financial statements as compared with those for years ending through April 30, 1992.

	GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	NINE MONTHS ENDED JANUARY 31, 1995 & JANUARY 31, 1994 (UNAUDITED)

NOTE 4 - Investment in Princeton-New York Parent, Inc.
- ------------------------------------------------------
On June 15, 1989, the Company entered into an Agreement and Plan of Merger whereby the Company's real estate and spa operations were combined under the control of a corporation, Princeton-New York Parent, Inc., ("Princeton"), which is partially owned by three directors of the Company. Under the original terms of the transaction, the Company received 30% of the stock of the affiliated corporation and received 5% of the gross revenues realized from the sale of residential units developed and sold on the land presently owned by the combined entities. In addition, the affiliated corporation assumed certain indebtedness of the former real estate subsidiary of the Company and had agreed to reimburse the Company's net operating costs of the former subsidiaries from the date of the plan to divest to the closing of the transaction, which totaled approximately $6,400,000, and, furthermore, had agreed to pay to the Company an additional $2,100,000. The Company received an $8.5 million note for the cost of reimbursement and the purchase price of the subsidiaries which was payable over a maximum of ten years, with interest at prime plus 2 1/2%, payable quarterly. This transaction was completed at the end of the second quarter of fiscal 1990, with a resulting gross pre-tax gain to the Company of approximately $3,178,000. Through April 30, 1992, the affiliated corporation prepaid approximately $7,145,000 of the note.

On April 30, 1992, the board of directors of the Company and Princeton authorized the conversion of the Company's 30% equity interest in Princeton, along with its receivables and its entitlement to 5% of residential unit sales revenue of Princeton into a preferred stock investment. The conversion to preferred stock was made to improve Princeton's financial condition and recognize the long-term nature of the Company's investment in Princeton.
The investment in preferred stock is accounted for under the cost method commencing April 30, 1992. Under this method of accounting, the Company will include dividends paid by Princeton on the preferred stock in income when received. The Company will no longer include a share of Princeton's income or losses in its income statement. In the year ended April 30, 1992, the Company included a charge against income of $2,361,000 as its share of Princeton's net loss.

The preferred stock has a liquidation value of $16,401,082 at January 31, 1995, and a dividend rate of 10%. Dividends are cumulative and can be paid-in-kind with additional preferred stock or, at the option of Princeton, in cash.

On August 12, 1994, Princeton-New York Investors, Inc. and certain affiliated entities commenced a proceeding under Chapter XI of the United States Bankruptcy Code. The Company is unable to state at this time the impact, if any, of such proceeding on the Company or Princeton. There can be no assurance that the effects of such bankruptcy proceeding may not have an adverse impact on Princeton which could impair the Company's investment in Princeton. As a result of the proceeding, however, the Company has determined to reserve all interest income the Company records on its receivables with Princeton and all dividend income the Company records on its preferred stock investment in Princeton commencing the third quarter of 1995 until such time that the impact of the proceeding can be quantified.

	GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	NINE MONTHS ENDED JANUARY 31, 1995 & JANUARY 31, 1994
	(UNAUDITED)

NOTE 5 - Boxing Interests
- -------------------------
On December 5, 1994, the Company entered into an agreement with a non-affiliated person to purchase his remaining boxing interest of 7 l/2 percent in Charles Murray and Raymond Mercer and 2 l/2 percent of his interest in Alfred Cole and the assignment of notes executed by Charles Murray in favor of the seller of the interest in the principal amount of $50,000 and the assignment of a note executed by Raymond Mercer in favor of the seller of the interest in the principal amount of $150,000 in consideration of a $200,000 promissory note with monthly principal payments commencing January 1, 1995 through April 1, 2003. Interest on the note is payable at prime and payable solely from the Company's proceeds received from its interest in the purse amounts of the fighters.

On December 8 and 16, 1994 the Company entered into agreements with non-affiliated Company's whereby the Company assigned 22 l/2 percent of its interest in the Company's purse revenues of Raymond Mercer and Charles Murray in consideration for the non-affiliated corporations providing all training expense obligations associated with the fighters.

The Company's wholly owned subsidiary Great American Boxing has under management, four contenders in the welterweight, middleweight, cruiserweight, and heavyweight boxing divisions. The performance of this subsidiary has not lived up to its expectations and a complete revaluation of whether the Company should remain in this business has been undertaken. Based on the sale of boxing interests in the third quarter of 1995 and expected future income generated from the Company's remaining interests, the Company has determined that its entire investment has been impaired and accordingly has written off its goodwill related to the investment for an aggregate of $5,077,811. In the meantime, strict cost controls have been implemented over expenditures for the boxers, themselves, as well as the training facility.

NOTE 6 - Related Party Transactions
- -----------------------------------
Certain directors of the Company are also principals in Princeton. Princeton was billed for services rendered by the Company, and these amounts were mutually agreed upon by the management of both companies. Upon the sale of the Company's real estate businesses to this company (see Note 4), the Company has continued to provide certain support services including payroll, marketing and staffing essentially on a cost basis. In the first nine months of fiscal 1995 and 1994, approximately $2,722,000 and $2,468,000 of costs associated with these activities have been billed with an off-setting reduction to the appropriate Company expense.

NOTE 7 - Commitments and Contingencies
- --------------------------------------
Insurance coverage has been limited by the Company because the premiums are prohibitively expensive, however, the Company has provided for uninsured liability claims. The Company makes provisions, as deemed necessary, for claims not covered by insurance, the amount of which is considered by management to be adequate.

	GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	NINE MONTHS ENDED JANUARY 31, 1995 & JANUARY 31, 1994
	(UNAUDITED)

NOTE 7 - Commitments and Contingencies (continued)
- --------------------------------------------------
In lawsuits instituted by four plaintiffs who were on the Company's premises without permission and were injured in a toboggan accident during non-business hours in March 1988, a jury returned verdicts against the Company in the aggregate amount of $1,300,000. On February 8, 1995 the Appellate Division in a unanimous decision affirmed the Trial Court's decision. On March 10, 1995, the Company filed a Petition with the New Jersey Supreme Court requesting Certification of the Appellate Division's decision. Based on the issues on appeal, it is management's opinion that the matter should be reversed on appeal. However, due to the uncertainty associated with the request for Certification and the outcome of the appeal, and the Appellate Division's unanimous decision on February 8, 1995, the Company has accrued an additional liability in the sum of $1,515,334 liability in the third quarter of 1995 relating to this case.

Although management has consulted with counsel, the foregoing is not based on a legal opinion and there can be no assurance that management's opinion will be correct. Any final judgment the Company is required to pay will be paid out of its available funds. However, the Company has collateralized the judgment with certain real estate. Management is unable to specify a specific dollar range for the loss but believes it will not exceed $350,000, however, due to the Appellate Division's unanimous decision on February 8, 1995 an aggregate of 1,865,334 has been accrued for this case. There can be no assurance, however, that the Company will not be required to pay the entire amount of the judgment.

On January 28, 1994, Parkway Power Corporation and certain of its affiliated entities and Robert Morgenroth commenced a lawsuit in the Law Division, Superior Court, Sussex County, New Jersey, against the Company, Great Mountain Development Corporation Princeton New York Investors, Inc. and a director of the Company, seeking the delivery of certain condominium units and to recover the sum of $1.2 million alleging, among other things, that the defendants have breached a settlement agreement resolving certain litigation previously instituted by the plaintiffs. The Company filed an answer and other responsive pleadings and believes it has meritorious defenses to the claims asserted in the litigation. The Company's belief is based on the facts that the Company fully performed under the terms of the settlement agreement and that it was the responsibility of Princeton New York Investors, Inc. to deliver the condominium units to plaintiffs and plaintiffs failed to enforce its rights against Princeton New York Investors, Inc.. The Company's belief is supported by discussions with its counsel in the matter and the Company has not obtained an opinion of counsel to support its belief.

On or about December 9, 1994, Plaintiff's in two lawsuits renewed their Motions for Summary Judgment against the Company on the issue of damages in the matter of:

	GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	NINE MONTHS ENDED JANUARY 31, 1995 & JANUARY 31, 1994
	(UNAUDITED)

NOTE 7 - Commitments and Contingencies (continued)
- --------------------------------------------------
Sidney Waters, John B. Early and Emily Del Conte, t/a Waters Realty, a New Jersey Partnership vs. Stony Point Recreation Corporation, a New Jersey Corporation, and Great American Recreation, Inc., A New Jersey Corporation, j/s/a/, Superior Court of New Jersey, Law Division, Camden County, Docket No.:
L-076167-85; and

EDWA Realty, A New Jersey Partnership v. Stony Point Recreation of New Jersey, Inc., Stony Point Recreation Corporation, A New York Corporation, and Great American Recreation, Inc. a New Jersey Corporation, j/s/a, Superior Court of New Jersey, Law Division, Camden County, Docket No.:L-075410-85.

Previously, the Court entered Judgment as to liability against all Defendant's, including the Company. On March 17, 1995, the Court entered Judgment against the Company in the matter of Sidney Waters, John B. Early and Emily Del Conte, t/a Waters Realty, a New Jersey Partnership vs. Stony Point Recreation Corporation, a New Jersey Corporation, et al, Docket No.: L-076167-85; in the sum of $963,364 and EDWA Realty, A New Jersey Partnership v. Stony Point Recreation of New Jersey, Inc., et al, Docket No.:L-075410-85 in the sum of $590,448. Based on the Court's decision on March 17, 1995, an aggregate of $1,553,812 has been accrued in the third quarter of 1995 relating to this case. The Company is reviewing this Judgment and continues to contest this matter and intends to file an appeal.

NOTE 8 - Income Taxes
- ---------------------
In connection with the quasi-reorganization effected on April 30, 1992 (see Note 3), the Company has adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, effective on that date. The effect of the adoption had no material effect on the financial statements.

NOTE 9 - Debt
- -------------
In June 1994, the Company entered into an agreement with a corporation to receive up to a $1,000,000 loan to finance receivables with respect to various contracts entered into with regard to its joint venture with Princeton. As of January 31, 1995, the Company received the full amount of the loan. The loan is due in June, 1997 and bears interest at 15%.

On June 3, 1994, the Company commenced an exchange offer offering to certain debenture holders pursuant to which the debenture holders have the right to exchange each $100 in principal amount of old debentures held by such holders for the following securities: For each $100 principal amount of the Company's 10% PIK Subordinated Debentures due May 31, 2006, an exchanging holder received $30.00 in principal amount Zero Coupon Debentures due May 31, 2006 and 130 shares of the Company's Common Stock, and for each $100 principal amount of the Company's 10% Subordinated Debentures due January 7, 1996 and for each $100 principal amount of the Company's 13% Convertible

	GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	NINE MONTHS ENDED JANUARY 31, 1995 & JANUARY 31, 1994
	(UNAUDITED)

NOTE 9 - Debt (continued)
- -------------------------
Subordinated Debentures due December 31, 1996 an exchanging holder received $100 in principal amount of Zero Coupon Debentures and 130 Shares of Common Stock. As of January 31, 1995, $6,404,500 principal amount of the 10% PIK Subordinated Debentures had been tendered, $1,269,700 principal amount of the 10% Subordinated Debentures had been tendered and $469,500 principal amount of the 13% Convertible Subordinated Debentures had been tendered. All debentures tendered were accepted. The exchange offer expired on September 8, 1994.

During the fiscal quarter ended January 31, 1995, the Company sold for an aggregate consideration of $600,000, $600,000 principal amount of promissory notes due February 15, 1995 together with 2,000,000 common stock purchase warrants expiring February 15, 1997 exercisable at $.30 per share. The Company also sold for an aggregate consideration of $1,875,000, $1,875,000 principal amount of its promissory notes due on demand together with 12,500 shares of Series B Convertible Preferred Stock convertible into 12,500,000 shares of the Company's Common Stock. The proceeds received were used for working capital purposes. In connection with the issuance of the Series B Convertible Preferred stock, the Company recorded non-cash financing costs of $625,000.

As of January 31, 1995, the sum of approximately $14,900,000 was owing by the Company to its principal lending bank and the Company had guaranteed obligations of others to the bank of approximately $2,506,000. Interest on the indebtedness to the bank is due monthly at prime plus 2.5% on the unpaid balance of the term loan and the line of credit. As most recently amended, $13,150,000 of indebtedness was due on December 30, 1994. Repayment of a $1,750,000 line of credit owing to the bank was due on July 1, 1996.
The Company is in arrears in the payments of interest due on the indebtedness for each of January 1, February 1, and March 1. By letters dated January 31, 1995, the bank advised the Company that it is seeking proposals from the Company for restructuring the loan which would, among other things, bring outstanding interest payments current and provide for full payment of the remaining principal balances of the loan within a short period of time and further advised the Company that events of Default exist under the Company's loan agreement and the principal is immediately due and payable. The Company is in the process of formulating a response to the bank and, in the view of management, should be able to resolve this matter. There can be no assurance however that the Company will be successful in entering into an agreement with the bank to restructure the loan. However, the Company has amended the terms of its indebtedness to the bank on several occasions commencing in 1990 to obtain relief or extend the due dates of payments of principal then due to the bank.

In addition, an aggregate of $4,327,521 indebtedness owing to two other lending institutions was due and payable on March 1, 1994. The Company is engaged in negotiations and has reached agreements in principle to extend the due dates of this indebtedness, which will reduce the principal amount due during the twelve months ending January 31, 1996 to approximately $100,000.

	GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	NINE MONTHS ENDED JANUARY 31, 1995 & JANUARY 31, 1994
	(UNAUDITED)

NOTE 9 - Debt (continued)
- -------------------------
The failure of the Company to repay this indebtedness when due could cause a default under the terms of the loan documents relating to the Company's other outstanding indebtedness which, if not cured or waived, could result in all of the Company's bank indebtedness becoming due and payable.

As of January 31, 1995, the Company is in arrears in paying $275,000 of principal and $342,194 of interest due on the subordinated debentures on various dates between December 1, 1994 through January 31, 1995.

NOTE 10 - Common Stock
- ----------------------
As of January 31, 1995, 10,586,810 shares were issued in connection with the Company's exchange offer, which commenced on June 3, 1994 and expired on September 8, 1994 (See Note 9).

In the second quarter of fiscal 1995 an aggregate of 300,000 shares of the Company's $0.01 par value common stock was issued in consideration for services rendered.

During the fiscal quarter ended January 31, 1995, the Company sold for an aggregate consideration of $600,000, $600,000 principal amount of promissory notes due February 15, 1995 together with 2,000,000 common stock purchase warrants expiring February 15, 1997 exercisable at $.30 per share. The Company also sold for an aggregate consideration of $1,875,000, $1,875,000 principal amount of its promissory notes due on demand together with 12,500 shares of Series B Convertible Preferred Stock convertible into 12,500,000 shares of the Company's Common Stock. The proceeds received were used for working capital purposes. In connection with the issuance of the Series B Convertible Preferred Stock, the Company recorded non-cash financing costs of $625,000.

NOTE 11 - Possible Liabilities and Losses Arising out of Sale of Hotel
Property to Princeton-New York Investors, Inc.
- ----------------------------------------------
In order to finance the development of the hotel and for other purposes, Princeton, through its former subsidiary, Princeton-New York Investors, Inc., ("Princeton Investors") entered into an agreement in 1990 with a non-affiliated investor to sell to the investor shares of Preferred Stock of Princeton Investors. On April 5, 1991, Princeton entered into an agreement with Valley Properties, Inc., a non-affiliated investor believed by the Company to be an affiliate of Valley Development, L.P., for Valley Properties, Inc. to acquire all of the outstanding Common Stock of Princeton Investors. Effective April 5, 1991, Valley Properties, Inc., assumed control over the operations and assets of Princeton Investors which included the 624 room hotel. Princeton retained operations comprising real estate development activities and the operation of a health club and spa. The transaction, which under the terms of the agreement, was to be completed on April 30, 1991, provides for a purchase price payable to Princeton of $1,500,000, all of which has been received. As additional consideration, Valley Properties,

	GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	NINE MONTHS ENDED JANUARY 31, 1995 & JANUARY 31, 1994
	(UNAUDITED)

NOTE 11 - Possible Liabilities and Losses Arising out of Sale of Hotel
Property to Princeton-New York, Investors, Inc. - (continued)
- -------------------------------------------------------------
Inc. agreed to make or arrange for a loan of $500,000 to Princeton or the Company, to transfer to Princeton 25% of the 674 building unit lots, substantially all of which are the subject of contracts to sell where substantially all of the purchase price has been received, on a 198 acre parcel surrounding the golf courses on Princeton Investors' property, and to grant an option to purchase the remaining condominium units, subject to the terms of the April 5, 1991 agreement. The loan was made to the Company on April 30, 1991 and was due and payable in five weekly installments commencing July 15, 1991. The Company contends that the loan was repaid out of offsetting obligations owing to the Company, a position disputed by Valley Properties, Inc. which claims the loan is in default. The purchase agreement relating to the sale of the stock of Princeton Investors is among Princeton, Valley Properties, Inc., the Company and certain subsidiaries of Princeton and includes representations and warranties by Princeton as to the information provided. In the event of a breach of such representations and warranties, Princeton and the Company have agreed to indemnify Valley Properties, Inc. against loss in accordance with the provisions of the agreement and several claims have been asserted against Princeton and the Company pursuant to such indemnification provision. The Company is unable at present to determine what, if any, liability it will have as a result of such claims.

On August 12, 1994, Princeton New York Investors and certain affiliated entities commenced a proceeding under Chapter XI of the United States Bankruptcy Code. The Company is unable to state at this time the impact, if any, of such proceeding on the Company or Princeton. There can be no assurance that the effects of such bankruptcy proceeding may not have an adverse impact on Princeton which could impair the Company's investment in Princeton. As a result of the proceeding, however, the Company has determined to reserve all interest income the Company records on its receivables with Princeton and all dividend income the Company records on its preferred stock investment in Princeton commencing the third quarter of 1995 until such time that the impact of the proceeding can be quantified.

NOTE 12 - Subsequent Events
- ---------------------------
The Company is currently in arrears on approximately $832,152 of dividend payments on its 10% Cumulative Preferred Stock.

The Company is currently in arrears in paying $275,000 of principal and $635,268 of interest due on the subordinated debentures on various dates between December 1, 1994 through January 31, 1995.

	GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	NINE MONTHS ENDED JANUARY 31, 1995 & JANUARY 31, 1994
	(UNAUDITED)

NOTE 12 - Subsequent Events (continued)
- ---------------------------------------
The Company and Princeton have entered into a joint venture agreement relating to the joint development of certain recreational and other assets pursuant to which each of the companies will be responsible for making available to the joint venture on a non-exclusive basis land, development expertise, administration, marketing and amenities to the joint venture. The joint venture is intended to relate primarily to the joint marketing on a non-exclusive basis of the recreational facilities owned by the parties in Vernon, New Jersey. Net revenues will be equally shared by the Company and Princeton. The agreement contemplates that it will be superseded by a definitive joint venture agreement superseding the existing agreement and the parties have agreed to promptly enter into such an agreement. Earnings allocated to Princeton pursuant to the agreement will be assigned and paid over to the Company in repayment of Princeton's indebtedness to the Company. Each of the Company and Princeton will continue to own, operate and market the properties and operations owned individually by them separate from the joint venture arrangement.

	GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES

	ITEM 2
	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.  LIQUIDITY & CAPITAL RESOURCES
- ---------------------------------
The Company had a net loss to common stockholders of $10,281,555 for the first three quarters of fiscal 1995, primarily as a result of a significant decrease in winter attendance in addition to certain non-recurring losses. The
Company had net income to common stockholders of approximately $513,000 and $215,000 during the fiscal years ended April 30, 1994 and 1993, respectively. The Company incurred net losses of $7,805,000 and $5,094,000 in the fiscal years ended April 30, 1992 and April 30, 1991, respectively. These prior losses have weakened the Company's financial condition and have caused the Company to experience a severe shortage of operating capital rendering it difficult to meet its obligations on a timely basis. Additional debt financing incurred during these periods has required third party guarantees provided by certain of the Company's directors.

During the fiscal quarter ended January 31, 1995, the Company sold for an aggregate consideration of $600,000, $600,000 principal amount of promissory notes due February 15, 1995 together with 2,000,000 common stock purchase warrants expiring February 15, 1997 exercisable at $.30 per share. The Company also sold for an aggregate consideration of $1,875,000, $1,875,000 principal amount of its promissory notes due on demand together with 12,500 shares of Series B Convertible Preferred Stock convertible into 12,500,000 shares of the Company's Common Stock. The proceeds received were used for working capital purposes.

On June 3, 1994, the Company commenced an exchange offer offering to certain debentureholders pursuant to which the debentureholders have the right to exchange each $100 in principal amount of old debentures held by such holders for the following securities: For each $100 principal amount of the Company's 10% PIK Subordinated Debentures due May 31, 2006, an exchanging holder received $30.00 in principal amount Zero Coupon Debentures due May 31, 2006 and 130 shares of the Company's Common Stock, and for each $100 principal amount of the Company's 10% Subordinated Debentures due January 7, 1996 and for each $100 principal amount of the Company's 13% Convertible Subordinated Debentures due December 31, 1996 an exchanging holder received $100 in principal amount of Zero Coupon Debentures and 130 Shares of Common Stock. As of January 31, 1995, $6,404,500 principal amount of the 10% PIK Subordinated Debentures had been tendered, $1,269,700 principal amount of the 10% Subordinated Debentures had been tendered and $469,500 principal amount of the 13% Convertible Subordinated Debentures had been tendered. All debentures tendered were accepted. The exchange offer expired on September 8, 1994.

As of January 31, 1995, the sum of approximately $14,900,000 was owing by the Company to its principal lending bank and the Company had guaranteed obligations of others to the bank of approximately $2,506,000. Interest on the indebtedness to the bank is due monthly at prime plus 2.5% on the unpaid balance of the term loan and the line of credit. As most recently amended, $13,150,000 of indebtedness was due on December 30, 1994. Repayment of a $1,750,000 line of credit owing to the bank was due on July 1, 1996. The Company is in arrears in the payments of interest due on the indebtedness for each of January 1, February 1, and March 1.

	GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES

	ITEM 2
	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS


A.  LIQUIDITY & CAPITAL RESOURCES (continued)
- ---------------------------------------------
By letters dated January 31, 1995, the bank advised the Company that it is seeking proposals from the Company for restructuring the loan which would, among other things, bring outstanding interest payments current and provide for full payment of the remaining principal balances of the loan within a short period of time and further advised the Company that events of Default exist under the Company's loan agreement and the principal is immediately due
and payable.   The Company is in the process of formulating a response to the bank and, in the view of management, should be able to resolve this matter. There can be no assurance however that the Company will be successful in entering into an agreement with the bank to restructure the loan. However, the Company has amended the terms of its indebtedness to the bank on several occasions commencing in 1990 to obtain relief or extend the due dates of payments of principal then due to the bank.

In addition, an aggregate of $4,327,521 indebtedness owing to two other lending institutions was due and payable on March 1, 1994. The Company is engaged in negotiations and has reached agreements in principle to extend the due dates of this indebtedness, which will reduce the principal amount due during the twelve months ending January 31, 1996 to approximately $100,000. The failure of the Company to repay this indebtedness when due could cause a default under the terms of the loan documents relating to the Company's other outstanding indebtedness which, if not cured or waived, could result in all of the Company's bank indebtedness becoming due and payable.

As of January 31, 1995, the Company is in arrears in paying $275,000 of principal and $342,194 of interest due on the subordinated debentures on various dates between December 1, 1994 through January 31, 1995.

After reflecting both new borrowings and repayments of indebtedness, and the exchange offering which commenced on June 3, 1994 and expired on September 8, 1994, the Company's total outstanding debt decreased by $1,177,208 during the nine months ended January 31, 1995. Principal payments of indebtedness from continuing operations presently due during the next twelve months aggregate approximately $34,457,000. This balance is intended to be repaid out of funds generated from operations of the Company's Action Park and ski area, the collection of certain mortgages and accounts receivable, the collection of interest and dividends from its investments, funding from the exercise of presently outstanding common stock warrants and the extension or refinancing of existing indebtedness.

The August 12, 1994 bankruptcy of Princeton Investors (Note 11) may have an adverse effect on certain directors of the Company for the reason that Princeton Investors, pursuant to the April 5, 1991 sale agreement, agreed to assume certain debt obligations of the directors. As a result of this risk and uncertainty, these directors may not have the resources available to advance the Company during off-season for liquidity shortages as they have from time to time in the past.

	GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES

	ITEM 2
	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS


A.  LIQUIDITY & CAPITAL RESOURCES (continued)
- ---------------------------------------------
Under the terms of current loan agreements, among other restrictions, the Company is restricted from paying cash dividends on its common stock or reacquiring its capital stock in excess of certain limitations.

In addition, under the provisions of certain publicly held debentures, Vernon Valley, a wholly owned subsidiary of the Company, is restricted from making loans and advances and paying dividends to the Company. The aggregate amount of consolidated net assets that is restricted as of January 31, 1995 is approximately $5,845,761.

In addition, in recent years, the Company has been investing material amounts in its Action Park and its ski area. Adding to these periodic liquidity shortages, it is the nature of the Company's business that it must make significant capital investments in property and equipment and will realize revenue from these investments seasonally over a number of years. During the nine month period ended January 31, 1995, the Company expended approximately $3,218,398 of which $2,087,158 related to the Company's campground project with the remainder primarily for recreational facilities.

B.  RESULTS OF OPERATIONS
- -------------------------
Revenue from operations for the first nine months and third quarter of fiscal 1995 decreased $2,871,073 (15.41%) and $2,246,858 (37.31%), respectively, from the comparable fiscal 1994 periods. The net loss to common stockholders for the first nine months of fiscal 1995 was $10,281,555 ($.21 per share) as compared to net income available to common stockholders of $584,987 ($.03 per share) in the comparable prior year period. The third quarter of fiscal 1995 had a net loss to common stockholders of $11,169,758 ($.21 per share) as compared to net income available to common stockholders of $224,145
($.01 per share) in the third quarter of fiscal 1994. Revenue decreased from the comparable prior year nine months and third quarter primarily as a result of decreased attendance due to unfavorable weather conditions.

Costs of operations for the first nine months of fiscal 1995 year increased $33,614 (.29%) and decreased $172,716 (4.75%) for the third quarter of fiscal 1995. The decrease in the third quarter was directly attributed to the decrease in winter attendance.

Selling, general and administrative expenses for the first nine months of fiscal 1995 year decreased $184,005 (4.65%) and increased $143,598 (12.32%), in the third quarter of fiscal 1995. The decrease in the first nine months of fiscal 1995 is attributed to decreased real estate taxes and professional fees.

	GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES

	ITEM 2
	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS

B.  RESULTS OF OPERATIONS (continued)
- -------------------------------------
The Company's interest expense from continuing operations for the first nine months of fiscal 1995 decreased $947,335 (44.27%) and $338,391 (41.48%), respectively. This decrease is primarily attributed to the Company's exchange offering which commenced on June 3, 1994 and resulted in a net decrease of debt in the amount of $5,612,029, as well as additional interest charged to Princeton on the Company's outstanding indebtedness with Princeton which increased from $17,076,936 at January 31, 1994 to $23,582,552 at January 31, 1995.

The Company recorded amortization of financing costs in the first nine months of fiscal 1995 of $22,239 as compared to $75,140 recorded in the first nine months of fiscal 1994.

In the third quarter of fiscal 1995, the Company recorded certain non-recurring losses as a result of events that occurred during and subsequent to the third quarter of 1995 which included a writedown of goodwill relating to the Company's investment in boxing of $5,077,811 (see Note 5), a reserve on dividend and interest income relating to Princeton of $1,009,781 (see Notes
4 and 11), non-cash financing costs of $625,000 (see Notes 9 and 10) and litigation claims of $3,069,146 (see Note 7).

Dividend income from Princeton for the first nine months and third quarter of fiscal 1995 increased $110,136 (10.38%) and $37,623 (10.38%) from the comparable fiscal 1994 periods.

Depreciation and amortization expense from continuing operations for the first nine months and third quarter of fiscal 1995 increased $242,757 (38.45%) and $71,289 (30.41%), respectively, due as a result of additional investments in fixed assets.

Certain directors of the Company are also principals in Princeton. Princeton was billed for services rendered by the Company and these amounts were mutually agreed upon by the management of both companies. Upon the sale of the Company's real estate businesses to this company, (see Note 4), the Company has continued to provide certain support services including payroll, marketing and staffing essentially on a cost basis. In the first nine months of fiscal 1995 and 1994, approximately $2,722,000 and $2,468,000 of costs associated with these activities have been billed with an off-setting reduction to the appropriate Company expense.

No income taxes or benefits were provided in the third quarter of fiscal 1995 and 1994 due to the Company's net operating loss carry forward from prior years.

	PART II OTHER INFORMATION


ITEM 6. EXHIBITS & REPORTS ON FORM 8-K


  A. EXHIBITS:

     Exhibit 11(a) and 11(b) Great American Recreation, Inc. & Subsidiaries - Computation of Primary and Fully Diluted Earnings per share for the nine month period ended January 31, 1995 and January 31, 1994.



   B. REPORTS ON FORM 8-K:

      No current reports on Form 8-K were filed during the fiscal quarter ended January 31, 1995.

	EXHIBIT 11(a)

	GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
	COMPUTATION OF EARNINGS (LOSS) PER SHARE


	UNAUDITED

							 NINE MONTHS ENDED
						   JANUARY 31,     JANUARY 31,
						      1995            1994
						   -----------     -----------
PRIMARY:
Average shares outstanding disregarding
exercise of options, warrants and
conversion of debentures                          48,632,099       20,672,164

Assumed conversion of stock options and
warrants based on the Treasury stock
method using average market price                       -0-              -0-
                                        						    ----------       ----------
						                                            48,632,099       20,672,164
						                                            ==========       ==========

Net income for primary earnings per share
computation                                    $(10,281,555)     $   584,987
                                        					    ==========       ==========
Earnings per common share:
Net income                                     $      (0.21)     $      0.03
						                                           ==========       ==========

Retained earnings and current net income were inadequate to cover preferred stock dividend requirements for the nine months ended January 31, 1995. Accordingly, dividends were recorded as liquidating dividends.

	EXHIBIT 11(a)

	GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
	COMPUTATION OF EARNINGS (LOSS) PER SHARE


	UNAUDITED

						       THREE MONTHS ENDED
						    JANUARY 31,     JANUARY 31,
						       1995            1994
PRIMARY:                                            -----------     -----------
Average shares outstanding disregarding
exercise of options, warrants and
conversion of debentures                             53,275,136     26,439,580

Assumed conversion of stock options and
warrants based on the Treasury stock
method using average market price                           -0-           -0-
						     -----------      ----------
						     53,275,136      26,439,580
						     ===========      ==========
Net income for primary earnings per
share computation                                $(11,169,758)    $   224,145
						      ===========      ==========
Earnings per common share:
Net income                                      $     (0.21)     $      0.01
						      ===========      ==========

Retained earnings and current net income were inadequate to cover preferred stock dividend requirements for the three months ended January 31, 1995. Accordingly, dividends were recorded as liquidating dividends.

EXHIBIT 11(b)

	GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
	COMPUTATION OF EARNINGS (LOSS) PER SHARE


	UNAUDITED

							NINE MONTHS ENDED
						     JANUARY 31,     JANUARY 31,
							1995            1994
						    -----------     -----------
FULLY DILUTED:
Average shares outstanding disregarding
exercise of options, warrants and
conversion of debentures                          48,632,099       20,672,164

Assumed conversion of stock options and
warrants based on the Treasury stock
method using average market price                   664,254        1,617,633
						    ----------       ----------
						    49,296,353       22,289,797
						    ==========       ==========

Net income for fully diluted earnings per
share computation                               $  (10,281,555)     $  584,987
						    ===========      ==========

Earnings per common share:
Net income                                      $        (0.21)     $     0.03
						    ===========      ==========

Retained earnings and current net income were inadequate to cover preferred stock dividend requirements for the nine months ended January 31, 1995. Accordingly, dividends were recorded as liquidating dividends.

	EXHIBIT 11(b)

	GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
	COMPUTATION OF EARNINGS (LOSS) PER SHARE


	UNAUDITED

							THREE MONTHS ENDED
						    JANUARY 31,     JANUARY 31,
							1995           1994
						    -----------     -----------
FULLY DILUTED:
Average shares outstanding disregarding
exercise of options, warrants and
conversion of debentures                        53,275,136        26,439,580

Assumed conversion of stock options and
warrants based on the Treasury stock
method using average market price                    -0-         1,645,300
						   ----------        ----------
						   53,275,136        28,084,880
						   ==========        ==========

Net income for fully diluted earnings per
share computation                                $(11,169,758)     $   224,145
						   ===========       ==========

Earnings per common share:
Net income                                        $     (0.21)     $      0.01
						   ===========       ==========

Retained earnings and current net income were inadequate to cover preferred stock dividend requirements for the three months ended January 31, 1995. Accordingly, dividends were recorded as liquidating dividends.

	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



	GREAT AMERICAN RECREATION, INC.












	Joseph R. Bellantoni
	Vice President of Finance









March  22, 1995

	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



	GREAT AMERICAN RECREATION, INC.











	/s/ Joseph R. Bellantoni
	Joseph R. Bellantoni
	Vice President of Finance









March  22, 1995

















PAGE 26 OF 26