Form 10KSB
period 1995-04-30
GREAT AMERICAN RECREATION INC
filed 1995-09-25
CIK 103317

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                 FORM 10-KSB

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       For the fiscal year ended        April 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from ___________, 19_____  to __________, 19_____

                        Commission File Number 0-9949

                       Great American Recreation, Inc.
                 (Name of small business issuer in its charter)

                  New Jersey                                 22-2381071
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  Identification No.)

         P.O. Box 848 McAfee, New Jersey                        07428
         (Address of principal executive offices)            (Zip Code)

         Issuer's telephone number: 201-827-2000

      Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X              No ______

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $20,192,705.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 18, 1995 was $2,176,814. Non-affiliates have been determined on the basis of holdings set forth under Item 11 of this Annual Report on Form 10-KSB computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: 54,420,358 as of August 30, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                  PART I

Item 1.  Description of Business

     Great American Recreation, Inc., together with its subsidiaries (hereinafter collectively referred to as the "Company"), owns and operates a summer Action Park and a winter recreational ski area located in northern New Jersey, approximately 50 miles northwest of Manhattan and 90 miles northeast of Philadelphia.

     Introductory Statement. On May 17, 1995 First Fidelity Bank, N.A. ("First Fidelity") commenced an action (the "Foreclosure Action") in the Superior Court of New Jersey, Chancery Division - Sussex County against the Company, substantially all of its subsidiaries, Princeton-New York Parent, Inc. ("Princeton") and its subsidiaries and others alleging that the indebtedness owing to First Fidelity by the Company and Princeton is in default and seeking to foreclose on certain real and personal assets which are collateral for the obligations of the Company and its subsidiaries and Princeton and its subsidiaries. First Fidelity is also seeking certain other relief in the action. The assets involved in the Foreclosure Action constitute substantially all of the assets of the Company and its subsidiaries as well as of Princeton and its subsidiaries. A director of the Company is also an officer, Director and principal shareholder of Princeton and the agreements and other instruments evidencing the obligations of the Company and its subsidiaries and Princeton and its subsidiaries to First Fidelity contain cross-default provisions whereby a default by the Company, any of its subsidiaries, Princeton or any of its subsidiaries under any of their obligations to First Fidelity constitutes a default by each of the other obligors under their obligations to First Fidelity. In addition, the Company and Princeton have guaranteed the obligations of the other and their respective subsidiaries to First Fidelity. First Fidelity claims the Company and its subsidiaries owe it, as of May 15, 1995, an aggregate of approximately $16,240,000 plus interest, counsel fees and other costs as permitted by the relevant loan documents and that Princeton-Parent and its subsidiaries owe it, as of May 15, 1995, an aggregate of approximately $2,738,000 plus interest, counsel fees and other costs as permitted by the relevant loan documents. The Company and Princeton claim that the principal amount owing by the Company at April 30, 1995 was $14,900,000 and by Princeton on that date was $2,330,520.

     The Company and Princeton and their subsidiaries have filed an answer denying the material allegations of the Complaint and setting forth a counterclaim asserting, among other things, that First Fidelity engaged in bad faith and misconduct and breached its fiduciary duties to the defendants in failing to provide certain construction financing relating to a condominium project of a subsidiary of Princeton, refused to grant non-disturbance agreements to the Company and a subsidiary of Princeton in connection with the sale of long-term contractual rights to use amenities on the property by a joint venture between the Company and Princeton all of which were critical to the defendants' ability to perform under their obligations to First Fidelity and to meet the Company's other obligations.

     If First Fidelity is successful in the Foreclosure Action it will succeed to the ownership of substantially all of the Company's assets without any assumption of the Company's liabilities. The Company believes that its equity in the assets which are the subject of the Foreclosure Action exceeds the amount First Fidelity claims it is owed by both the Company and Princeton. However, there can be no assurance as to the outcome of the Foreclosure Action (or any of the other legal proceedings to which the Company is a party - see Item 3. Legal Proceedings) and thereby there can be no assurance that the Company will not be forced to commence a reorganization proceeding under the Federal Bankruptcy Laws or may not be forced into liquidation by its creditors. Under such circumstances there can be no assurance that after paying all outstanding secured and other indebtedness ranking senior there will be any assets available for distribution to the Company's holders of its outstanding subordinated debentures or shareholders or that such holders will retain any equity or subordinated debt interest in the Company following any reorganization proceeding. See Item 6. Management's Discussion and Analysis or Plan of Operations.

     Over the past seven years, the Company, Princeton and their subsidiaries have reduced their principal indebtedness to First Fidelity from a total of approximately $54.9 million in principal advances to its present level of approximately $17.2 million ($6.4 million of which represents participation by entities other than First Fidelity).

     On September 13, 1995, a non-affiliated person entered into an option agreement with First Fidelity to acquire from First Fidelity the indebtedness of the Company and its affiliates owing to First Fidelity, the related collateral and First Fidelity's interest in the Foreclosure Action. The non-affiliated person paid approximately $1,627,000 for the option which provides for a final closing date of October 27, 1995. The consummation of the option agreement is subject to the fulfillment of numerous conditions and the delivery of various documents, including releases and indemnification agreements from the Company and its affiliates in favor of First Fidelity. There can be no assurance that the First Fidelity indebtedness, and the related collateral and Foreclosure Action will be acquired by the non-affiliated person, that such person will not pursue the Foreclosure Action or that the Company will be able to obtain from the non-affiliated person any agreements favorable to the Company and its future activities.

     In March 1989, the Company refinanced the mortgage on one of its ski lodges in order to make available additional cash for operations. The Company entered into a $5,000,000 mortgage, which was originally scheduled to be repaid over five years ending March 1, 1994. The mortgage has two participants with each participant originally holding an equal share of the mortgage. Interest on the mortgage is 12% for one participant's share of the Loan, and 12-1/2% for the other. This loan is guaranteed by certain individuals, including a director of the Company. The Company has been notified that because of First Fidelity continuing its foreclosure proceeding, the participants of the mortgage will commence a foreclosure action with respect to their first lien position. The participants have advised the Company that provided the Company remains current on its payment obligations to the participants and First Fidelity does not move to a Sheriff's Sale, the participants in this mortgage will forbear from concluding this action for a period of six months from August 1, 1995.

     On August 7, 1995, American Stock Transfer and Trust Company, a trustee under a Debenture Indenture dated as of June 12, 1991 under which there is outstanding $6,288,659 principal amount of subordinated debentures due May 31, 2006, commenced a lawsuit in the United States District Court for the District of New York alleging that the Company had defaulted in the payment of interest due on the debentures, that the entire principal amount and accrued interest is now due and payable and seeking to recover a judgment for such amount. The Company has filed an answer in this litigation which, among other things, alleges that the plaintiff is disqualified from so acting by reason of conflicts of interest in fulfilling its duties to the debentureholders and is thereby barred from maintaining this lawsuit. There can be no assurance that the Company will be successful in its defense of this litigation or that as a result of the institution of this litigation that the Company will not be compelled to commence a proceeding under Chapter XI of the Federal Bankruptcy laws.

     As stated above, the Company is currently in default and a lawsuit has been filed against the Company in connection with certain subordinated debentures due May 31, 2006 in the principal amount of $6,288,659. In addition, the Company is currently in default with respect to its 10% subordinated debentures due January 7, 1996 in the principal amount of $4,480,300; 15% subordinated debentures due August 1, 1995 in the principal amount of $550,000; and 13% convertible subordinated debentures due December 31, 1996 in the principal amount of $1,455,500.

Recreational Activities

     Ski Areas. The Company's ski area includes two distinct, but interconnected groupings of lifts and trails known as Vernon Valley ski area and Great Gorge ski area. Each has its own base lodge and support facilities and patron parking. Vernon Valley includes eight lifts and tows and twenty-four trails and Great Gorge includes nine lifts and tows and twenty-eight trails. Additionally, there are a number of trails connecting the Vernon Valley and Great Gorge ski areas. The trails throughout the ski area are of varying difficulty and accommodate the requirements of beginner, novice, intermediate and expert skiers. The mountain's orientation protects the snow cover from the sun and forestation affords protection from the wind, with ski trails located on the northerly side of several peaks of Hamburg Mountain in New Jersey. The entire facility extends along approximately two miles on the easterly side of Route 94 in Vernon Township, Sussex County, New Jersey. The seventeen lifts and tows serving the slopes in the ski area are rated to lift an aggregate of 14,000 persons per hour. The entire facility includes approximately twenty-six miles of ski trails and seventeen ski lifts and tows ranging from 210 feet to 6,023 feet in length.

     The Company also operates a ski school. Instruction is given during normal business hours of the ski area. Rates for group instruction during the 1994-1995 ski season were $16.75 per session on both weekdays and weekends and private sessions were $45 per hour on weekdays and $60 per hour on weekends and holidays. Rates for group instruction during the 1993-1994 ski season were $16.75 per session and private lessons were $45 per hour on weekdays and $60 per hour on weekends and holidays. During the 1994-1995 season, the Company's ski area was open from 9:00 a.m. to 10:00 p.m. on weekdays and from 8:30 a.m. to 10:00 p.m. on weekends.

     During the 1994-1995 ski season, attendance was approximately 239,000 as compared to 356,000 in the prior season. Daily attendance during the 1994-1995 season averaged 1,700 on weekdays and 3,800 on weekends and holidays as compared to 2,400 and 5,300, respectively, in the prior season. Peak attendance for the 1994-1995 season was 6,500 as compared to 7,700 in the 1993-1994 season. The Company attributes the decline in attendance in 1994-1995 primarily to the unusually warm winter conditions throughout the ski season, which lead to poorer snow conditions and, therefore, a lack of desire by the skiing public to participate in the sport. This decline was evidenced throughout the Northeastern United States.

     The Company from time to time enhances its ski area by widening and improving trails and by adding to or improving its ski lifts and tows. It also fully replaces its skis, poles and boots every three years. In addition, from time to time, it refurbishes its ski lodges.

     Management of the Company believes, on the basis of its observations of other major ski areas, that the Company has one of the largest artificial snow-making facilities in North America. Virtually all of the twenty-six miles of slopes in the ski area are capable of being covered by these snow-making facilities. Assuming proper weather conditions for snow-making, the Company is able to cover the trails to a depth of three feet within a period of two weeks. Water is supplied to the entire snow-making system from wells and lakes located on the property.

     The Company attracts patrons through extensive advertising on both radio and television and in newspapers throughout the New York and New Jersey areas. In addition, the Company's marketing employees regularly solicit schools, employers, local recreation departments and other organizations to visit the ski area on a special group basis. Because of the proximity of the ski area to major metropolitan areas, charter bus excursions are a significant source of patrons. The Company believes that the substantial majority of its patrons are persons visiting the ski area for a single day as opposed to weekend or week-long vacation visits.

     Tickets are sold on both a seasonal and daily basis, with tickets for a full day, half day, twilight or evening available. Rates for adults are higher than those for children. During the 1994-1995 season, the Company's season ticket prices ranged from $470 for junior night season tickets to $570 for adult unlimited tickets. Daily rates ranged from $20 to $27 for juniors to $28 to $38 for adults. Juniors are persons 12 years of age and younger. The Company increased the 1994-1995 ticket prices approximately 2.65% from the 1993-1994 season and had increased the 1993-1994 ticket prices approximately 3.92% from the 1992-1993 season.

     The Company also realizes revenue from the operation of bars and lounges at both the Vernon Valley and Great Gorge base lodges, the sale of food and beverages at the cafeterias, and the rental of skis and boots. During the 1994-1995 ski season, revenue from the sale of lift tickets, ski schools and ski equipment rentals accounted for approximately 77% of total revenue, revenues from bars, lounges and cafeterias accounted for approximately 17% of total revenue, and revenue from ski shops, which sell ski clothes and equipment and accessory items and souvenirs, and miscellaneous income accounted for approximately 6% of revenue.

     Summer Action Park. The Company operates a summer Action Park on the premises adjacent to its ski area in Vernon Township, Sussex County, New Jersey. The park presently encompasses approximately
160 acres adjacent to Route 94.

     The Action Park includes a wide variety of recreational and sports facilities emphasizing the active participation of the patron in the activity. The activities in the Company's Action Park are distinguishable from the majority of features in ride oriented amusement parks in that at the Company's Action Park the patron's involvement is a necessary aspect of the activity. The park includes numerous water related activities, including a wave pool, a rapids ride, a variety of water slides in various configurations, swimming pools and boat rides. In most of the Company's Action Park activities patron involvement relates to the control, direction or speed of the activity. Traditional facilities such as basketball courts, picnic pavilions, and a children's park are also included. The park also includes a variety of motorized rides. The different activities are designed to appeal to patrons of various ages and interests. In addition, the park includes an approximately 30,000 square foot tent pavilion and the "Cobblestone Village" of eighteen shops and stores aggregating approximately 19,000 square feet of retail space. Various entertainment features are provided at several locations throughout the park and, in addition, the Company holds a series of special weekend festivals at the Park throughout the summer. The Company is engaged in a continuing program of adding additional features and enhancing existing ones.

     The Action Park is in operation from Memorial Day through Labor Day. It seeks to attract individual day visitors as well as groups solicited by the Company's marketing employees from schools, local recreation commissions and employers. The Action Park is open from 10 a.m. to 9 p.m. seven days a week. Admission to the park during the 1995 summer season is $27.00 per adult person, which entitles the patron to participate in substantially all activities in the park. The adult ticket price was $27.00 in the 1994 summer season. Group tickets and rates are available. General admission and junior rates are available and, after certain hours, reduced rates apply.

     Of the Company's revenues from its Action Park during the fiscal years ended April 30, 1995 and 1994, approximately 71% was from the sale of Action Park admission tickets, approximately 20% was from food and beverage sales and 9% was from admissions to festivals and music concerts, the sales of souvenirs and from other miscellaneous items. Total attendance at the Action Park during the 1994 summer season was 400,606 persons as compared to 468,847 persons for the 1993 summer season.

     Colorado Action Park. In August 1981, the Company acquired, through a wholly owned subsidiary, certain Action Park assets located near Denver, Colorado. The assets consist principally of an alpine slide, a water slide, and related equipment and operating assets. These assets are operated as a small "Action Park." During the fiscal years ended April 30, 1995 and 1994 revenues of this Action Park were $635,000 and $563,000, respectively and total costs of operations were $521,000 and $491,000, respectively.

     Mountain Top Recreation Center. In addition to the operation of its ski area and Action Park, the Company is engaged in developing the Mountain Top Recreation Center on an approximately 925 acre wooded property located generally on the summit of Hamburg Mountain adjacent to the ski area and Action Park. This Recreation Center includes the development of the 300 site campground recreational facility, a proposed 27 hole golf course and club house and, in the final stage, a proposed 400 room resort hotel. Certain of these facilities require local and other government approvals before development can occur. See "Real Estate Interests." Already constructed on the property is a children's log fort. The property includes an approximately 23 acre lake with beaches for use by the occupants. The Company has been engaged in obtaining the necessary government approvals for the development of the property. Already constructed are ingress and egress roads, ten year-round occupancy wood cabins, tent platforms, and amenities such as trails, a pavilion, basketball courts and other recreational facilities.

     The Company's ownership of the land is subject to the requirement that the land be continually utilized for conservation or recreation or fish and game purposes. The Company is also restricted from using the land to calculate density restrictions in the Company's residential development of adjacent lands. The Company believes that its development plans comply with these restrictions.

     It is intended that certain of these facilities will be made available to the Resort Club, Inc. See "Real Estate Interests" below.

     Limitations on Liability Insurance. Effective May 15, 1995, the Company obtained a general liability insurance policy insuring the Company against loss in the aggregate amount of $4,000,000 per occurrence and $4,000,000 in the aggregate during the policy year. The policies provide for a deductible whereby the Company is obligated to pay the first $250,000 of claims during the policy year. The policies insure the Company on a claims-made basis whereby the event giving rise to the claim and the assertion of the claim must both occur during the policy year. The Company has obtained a bond to cover the first $250,000 of liability. Prior to May 15, 1995, the Company did not carry general liability insurance covering it from liability to patrons to its Action Park and ski area. By reason of that absence of liability insurance, the Company will be required to pay out of its own resources any claims it is ultimately determined to be liable for resulting from injuries to patrons in its Action Park and ski area which occurred prior to May 15, 1995. At April 30, 1995, the Company had accrued approximately $3,771,000 for uninsured liability claims, an amount considered adequate by Management. Such sum has not been funded and, in view of the Foreclosure Proceeding and the Company's current financial condition, the Company may be unable to pay the claims of those persons who sustained personal injuries prior to May 15, 1995. See Item 3. Legal Proceedings. The Company discontinued its liability insurance coverage in 1986 by reason of the substantial general increases in liability insurance premiums throughout the insurance industry which made insurance coverage prohibitively expensive for the Company.

     In the operation of the Company's ski area, the Company's liability to injured skiers is limited by a New Jersey statute which, in general, provides that skiers assume the inherent risks of skiing created by weather conditions, conditions of snow and trails, other skiers and all other inherent conditions and bars suits against an operator of a ski area, unless the operator has violated its statutory duties set forth in the statute.

Real Estate Interests

     Commencing in 1983 the Company began placing additional emphasis on real estate development activities through a wholly owned subsidiary, Stone Hill of Vernon, Inc., including the construction of a 1,436 unit condominium development on properties adjacent to the Action Park and ski area and the development of other contiguous and non-contiguous parcels of real estate. In June 1989, the Company combined its real estate development activities with those of Princeton whereby Princeton acquired Stone Hill of Vernon, Inc. and another subsidiary that owns and operates a health club and spa. In addition to owning the Company's former real estate subsidiaries and the operation of the health club and spa, Princeton proposes to engage in further development of residential condominium properties in the area of the Company's ski area and Action Park.

     The terms of the June 1989 transaction with Princeton whereby the Company disposed of its real estate interests provided, among other things, that the Company would receive 30% of the common stock of Princeton and 5% of the gross revenues realized from the sale of residential units developed and sold on the land owned by the combined entities, excluding residential unit sales on the hotel property of Princeton acquired in September 1988. In addition, Princeton assumed certain indebtedness of the former real estate subsidiaries guaranteed by the Company, initially aggregating $26,500,000 in October 1989 and aggregating approximately $9,017,000 as of April 30, 1995, and agreed to reimburse the Company's net operating costs of the former subsidiaries from the date of the plan to divest to the closing of the transaction, which totaled approximately $6,400,000 and, furthermore, also agreed to pay to the Company an additional $2,100,000. The Company received an $8.5 million note for the cost reimbursement and the purchase price of the subsidiaries which was payable over a maximum of ten years, with interest at prime plus 2 1/2%, payable quarterly. This transaction, which was completed at the end of the second quarter of fiscal 1990, resulted in a gross pre-tax gain to the Company of approximately $3,178,000. Due to the element of common control between the Company and Princeton, this gain was deferred.

     Prior to the June 1989 transaction, in September 1988, Princeton-New York Investors, Inc. ("Princeton Investors"), then owned by a present Director of the Company and certain other persons, certain of whom were then but are no longer Directors of the Company, purchased the 624 room hotel formerly operated as the Playboy Hotel in Vernon Township, Sussex County, New Jersey and a 574 acre parcel on which the hotel and golf course are located. In December 1989, pursuant to a corporate reorganization, Princeton Investors became a wholly-owned subsidiary of Princeton. In November 1990, Princeton Investors sold the 27 hole golf course on the 574 acre parcel together with certain land surrounding the golf course to a person unaffiliated with any of the Company, Princeton or Princeton Investors. The amount of the gross cash consideration received by Princeton Investors at closing of the sale of the golf course was $18,596,000 (net of expenses related to the sale totalling $1,404,000), which was utilized to pay related debt payments, legal and other fees related to the sale and for working capital purposes. Also in November 1990, the Company sold 7 acres of land to Princeton Investors which immediately resold the property, combined with additional acreage, in connection with its sale of the golf course. In addition, the Company transferred a liquor license to the unaffiliated purchaser as part of the transaction. As a consequence, the Company realized an aggregate of $1,225,000 from the November 1990 transaction which was offset against an obligation of the Company to Princeton.

     On April 5, 1991 (the "April 1991 Transaction"), Princeton entered into an agreement with Valley Properties, Inc., a non-affiliated investor believed by the Company to be an affiliate of Valley Development, L.P., for Valley Properties, Inc. to acquire all of the outstanding Common Stock of Princeton Investors. Valley Development, L.P. had on various dates commencing on November 1, 1989 purchased a preferred stock interest in Princeton Investors. Effective April 5, 1991, Valley Properties, Inc. assumed control over the operations and assets of Princeton Investors. After the April 1991 Transaction Princeton retained operations comprising real estate development activities and the operation of a health club and spa. The April 1991 Transaction, provided for a purchase price payable to Princeton of $1,500,000, all of which was received. As additional consideration, Valley Properties, Inc. arranged for a loan of $500,000 to the Company, agreed to transfer to Princeton 25% of the 674 building unit lots, substantially all of which are the subject of contracts to sell where substantially all of the purchase price has been received, on a 198 acre parcel surrounding the golf course and to grant to Princeton an option to purchase the remaining condominium units, subject to the terms of the April 5, 1991 agreement. On August 12, 1994, Princeton Investors and certain affiliated entities commenced a proceeding under Chapter XI of the United States Bankruptcy Code. As a consequence of these proceedings, Princeton's ability to obtain the transfer to it of the 25% of the 674 building unit lots and to exercise the option to purchase the remaining condominium lots has become doubtful. In the judgment of management of the Company, Princeton's inability to be able to enforce these contractual rights against Princeton Investors has impaired the carrying value of the Company's investment in Princeton. See Item 6.
Management's Discussion and Analysis or Plan of Operation and Note 12 to Notes to Consolidated Financial Statements. In addition, as a result of the Princeton Investors bankruptcy, the Company has fully reserved for its outstanding receivables in the aggregate amount of $922,446 due from Princeton Investors at April 30, 1995.

     As of April 30, 1992, the Company exchanged its 30% common stock interest in Princeton, receivables in the amount of $12,323,843 and its entitlement to 5% of residential unit sales revenue of Princeton for 1,000 shares of the 10% pay-in-kind preferred stock of Princeton having a liquidation value of $12,500,000. See Item 12. Certain Relationships and Related Transactions and Note 7 of Notes to Consolidated Financial Statements for a further description of this transaction and the terms of the Preferred Stock. The new investment in preferred stock was accounted for under the cost method commencing April 30, 1992. During the fiscal years ended April 30, 1995 and 1994, the Company recorded $1,581,074 and $1,432,375 in revenue from the issuance of additional shares of preferred stock as dividends paid on the pay-in-kind preferred stock by Princeton. At April 30, 1995, primarily as a consequence of the Princeton Investors bankruptcy proceeding described above as well as the inability of the Company and Princeton to obtain certain agreements of First Fidelity enabling the development of properties serving as collateral for the loan from First Fidelity, the Company's aggregate investment of $12,060,888 in the preferred stock of Princeton was fully reserved. In addition, the Company has adjusted the carrying value of its outstanding receivable balance with Princeton at April 30, 1995 to $13,000,000 which is net of a reserve allowance of $12,542,727. All future advances to Princeton by the Company will be fully reserved. See Item 6. Management's Discussion and Analysis or Plan of Operation.

     The Company owns substantial real estate acreage located adjacent to and on the peaks above its ski areas which is capable, on an aggregate of approximately 925 acres, of being developed as a golf course, recreational camp sites and a hotel and, on an additional separate parcel located adjacent to Route 94, of being developed as a shopping center. The golf course, recreational camp sites and hotel are intended to be developed in stages. As an initial stage the Company contemplates the development of the 300 site campground recreational area. Subsequent stages include the development of a 27 hole golf course and club house and, in the final stage, a 400 room resort hotel. The shopping center is preliminarily proposed to be developed on an approximately 5 acre site on property across Route 94 from the Great Gorge ski lodge. Various portions of the projects are currently being reviewed by local governmental authorities as part of the approval process. The township planning board has granted approval to the 300 campground sites. The Company has constructed ten campsite cabins on the property. Approval has been obtained from the local governmental authority for the 27 hole golf course and club house. The Company intends to pursue obtaining the necessary approvals for the development of the hotel. Certain county approvals are also required for these projects which approvals have either been granted or are pending. There can be no assurance that final favorable approvals will be obtained for all of these projects.
The Company believes that it has satisfied the State of New Jersey that these plans are in compliance with deed restrictions relating to the development of the property in question. Proceeding with the projects is also dependent upon obtaining financing for the developments and, until the local governmental approval process is completed, the Company does not intend to proceed with seeking such financing. Accordingly, there can be no assurance that approval for the projects will be obtained or that financing will be available or when such projects will be undertaken. See Item 2. Description of Property for a description of an option on certain of these lands held by Mountain Investment Fund.

     The Company and Princeton have terminated a previously agreed joint venture agreement relating to the joint development of certain recreational and other assets.

Other Interests

     The Company holds interests in the net purse proceeds paid to five professional boxers. During the fiscal years ended April 30, 1995 and 1994, the Company had net revenues of approximately $49,000 and $157,000, respectively, from these activities. See
Item 6. Management's Discussion and Analysis or Plan of Operation. The Company anticipates that net revenues, if any, contributed by these activities in the future will not be material.

Permits and Licenses

     The Company's ski lifts and tows are subject to annual inspections by the State of New Jersey and are required to be granted permits by the State. All lifts and tows were granted permits for the year ending September 1995. In the opinion of the Company's management, the Company's equipment is adequately maintained and suitable for the Company's operations.

     The Company is required to obtain annual permits from the New Jersey State Department of Labor to operate certain of its Action Park patron participation activities and the operation of the rides is subject to the New Jersey Carnival-Amusement Rides Safety Act. The activities are subject to periodic inspection and, if determined to be unsafe, an activity can be closed until such condition is corrected.

     A subsidiary corporation of the Company holds a license for the sale of alcoholic beverages at the Vernon Valley and Great
Gorge ski areas and Action Park.



Seasonality

     The Company's ski area is in operation from December through March and its Action Park is in operation during the months of May through Labor Day. In the months of October and November, the Company generates cash receipts from the advance sale of tickets and season passes to its ski area. During the fiscal year ended April 30, 1995 approximately 16% and during the fiscal year ended April 30, 1994, approximately 7% of the Company's ski season revenues were realized during the months of October and November. Accordingly, although the Company's cash receipts from its recreational activities are seasonal, it generates receipts from recreational activities in each month of the year other than April and May.

Competition

     The Company's principal competitors in the operation of its ski area are Hunter Mountain near Hunter, New York (approximately 100 miles from New York City) and Camelback Ski Area near Stroudsburg, Pennsylvania (approximately 90 miles from New York
City). These ski areas are approximately 105 miles and 80 miles, respectively, from the Company's ski area. Both Hunter and Camelback have facilities to accommodate large numbers of skiers per day; have snow-making capabilities sufficient to provide generally adequate snow cover; have private ski schools and rentals to accommodate beginning skiers; and are generally comparable in size and accommodations to the Company's facilities. The Company also experiences competition from a number of other ski areas located in the Pocono or Catskill Mountains, which are within a radius of approximately 40 miles of the Company's facility but more distant than the Company's ski area from the metropolitan New York-northern New Jersey area, as well as a number of small ski areas throughout New Jersey. Management of the Company believes it has a competitive advantage over these ski areas because of its proximity to New York City and northern New Jersey and its larger snow-making capability.

     In the operation of its Action Park, the Company experiences competition from a variety of sources, including amusement parks, other ski areas with action activities and numerous other summer leisure-time activities. Competition is experienced from Great Adventure Amusement Park in Central New Jersey and other parks located in the New York - New Jersey area, as well as all types of local summer recreational facilities, including other musical festivals and concerts, swimming pools, beaches and tennis courts. Many of the Company's competitors are larger, better known and able to afford a more substantial program of facilities and promotional activities.




     Although the Company experiences intense competition for patrons at its ski area and Action Park, it believes it is the only recreation facility within the New York Metropolitan area that can accommodate large numbers of visitors for both the winter and summer seasons. In addition, through its affiliation with Princeton, the Company has year-round access to overnight accommodations, as well as to golfing, hiking, tennis, health spa facilities, and other amenities which, in the opinion of management, creates the New York Metropolitan area's only four season large scale resort.

     Local real estate taxes in Vernon Township, New Jersey are a significant expense of the Company and management of the Company believes these taxes to be significantly higher than the real estate taxes paid by its closest competitors. Recently, following appeals of its tax assessments, the Company obtained a reduction in its real estate taxes, however, the Company believes the amount of its real estate taxes creates a competitive disadvantage to the Company which impedes the development of the Company's recreation activities.

Employees

     Throughout the year, in connection with the operation of its Action Park and ski areas the Company employs as many as 2,600 persons, the substantial majority of which are employed on a seasonal basis. The Company believes it enjoys a satisfactory relationship with its employees. At present the Company has approximately 157 year-round employees.

Backlog

     Backlog is not a material aspect of the Company's recreational business.

Research and Development

     The Company does not engage in any material research and development activities in connection with its recreation activities.

Foreign Sales

     The Company does not engage in foreign sales.

Environmental Factors

     The Company believes that it is in material compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

Item 2.  Description of Property.

     The Company's recreational facilities are located on approximately 1,600 acres adjacent to Route 94 in Vernon Township, Sussex County, New Jersey.

     The Vernon Valley ski area base facility includes a lodge and additional support buildings of approximately 45,000 square feet. Included in the base lodge are approximately 6,000 square feet of cafeteria space and approximately 4,000 square feet of bar and lounges. The base lodge also contains a ski shop, repair shop and garage, offices, storage and utility rooms, locker rooms, game room, a ski rental area and rest room facilities.

     The Great Gorge ski area base facility includes approximately 40,000 square feet of lodge and additional support buildings. The Great Gorge base lodge contains approximately 4,000 square feet of cafeteria and approximately 1,600 square feet of bar and lounge and two restaurants aggregating approximately 5,000 square feet. The lodge also contains a ski shop, repair shop and garage, offices, storage and utility rooms, locker rooms, ski rental and repair shop, lunch room and rest room facilities. The Norsemen's Club, which affords its members a private club room and certain preferential skiing activities for an additional charge, is also located in this lodge.

     Of the lands owned by the Company, 1,200 acres were acquired in 1986 from the State of New Jersey. The legislation authorizing the sale of this land to the Company requires that the land be continually utilized for conservation or recreation or fish and game purposes. The Company is also restricted from using the land to calculate density restrictions in the Company's residential development of adjacent lands.

     In June 1990, the Company granted a 25-year option to Mountain Investment Fund to purchase this 1,200 acre parcel, approximately 200 acres owned by Princeton, and the Company's former leasehold interest in 360 undeveloped acres located in Vernon Township formerly leased from the City of Newark, for an aggregate purchase price of $5 million. The option was granted in consideration of such optionee acquiring a $5 million participation in the Company's indebtedness to First Fidelity (which participation the Company has agreed may be applied toward the purchase price under the option). In the event the option is exercised, the purchaser is required to lease to the Company, for nominal consideration, for a reasonable term, property required for the operation of the Company's recreational facilities and reasonable expansion and reasonable access to any restaurant and related facilities constructed on the property. Accordingly, the exercise of the option is not expected to interfere with the activities conducted at the Company's ski area and Action Park. Presently, a portion of the Company's ski slopes cross this property. In the event of the exercise of the option, the determination of the consideration to be paid by the Company for the lease of the facilities to the Company as well as the other terms of the lease would be subject to negotiation within the terms of the Option. Accordingly, the Company is unable to state at this time the terms that would be contained in such lease but they would be based primarily on the requirement in the option that the lease be for a reasonable term, with nominal consideration and with provision for reasonable expansion. Mountain Investment Fund is believed by the Company to be under common control with Princeton Investors, Valley Properties, Inc., and Valley Development, L.P., however, the Company does not possess information sufficient to specifically identify the beneficial owners of Mountain Investment Fund, Valley Properties, Inc., Valley Development, L.P. or Princeton Investors. Such beneficial owners are not affiliated directly or indirectly with the Company. See
Item 1. Description of Business - Real Estate Interests.

     The Company also owns and operates a small action park located near Denver, Colorado. The assets are located on an approximately 37 acre parcel leased from a non-affiliated person.

Item 3.  Legal Proceedings.

     Routinely in the operation of its Action Park and ski area, the Company is named as defendant in legal proceedings based on personal injuries. See Item 1. Business. Limitations on Liability Insurance.

     On May 17, 1995 First Fidelity commenced (the Foreclosure Action) against the Company, substantially all of its subsidiaries, Princeton and its subsidiaries and others alleging that the indebtedness owing to First Fidelity by the Company and Princeton is in default and seeking to foreclose on certain real and personal assets which are collateral for the obligations of the Company and its subsidiaries and Princeton and its subsidiaries. First Fidelity is also seeking certain other relief in the action. The assets involved in the Foreclosure Action constitute substantially all of the assets of the Company and its subsidiaries as well as of Princeton and its subsidiaries. A director of the Company is also an officer, Director and principal shareholder of Princeton and the agreements and other instruments evidencing the obligations of the Company and its subsidiaries and Princeton and its subsidiaries to First Fidelity contain cross-default provisions whereby a default by the Company, any of its subsidiaries, Princeton or any of its subsidiaries under any of their obligations to First Fidelity constitutes a default by each of the other obligors under their obligations to First Fidelity. In addition, each of the Company and Princeton have guaranteed the obligations of the other and their respective subsidiaries to First Fidelity. First Fidelity claims the Company and its subsidiaries owe it, as of May 15, 1995, an aggregate of approximately $16,240,000 plus interest, counsel fees and other costs as permitted by the relevant loan documents and that Princeton-Parent and its subsidiaries owe it, as of May 15, 1995, an aggregate of approximately $2,738,000 plus interest, counsel fees and other costs as permitted by the relevant loan documents. The Company claims that the principal amount owing by the Company at April 30, 1995 was $14,900,000 and by Princeton on that date was $2,330,520.

     The Company and Princeton and their subsidiaries have filed an answer denying the material allegations of the Complaint and setting forth a counterclaim asserting, among other things, that First Fidelity engaged in bad faith and misconduct and breached its fiduciary duties to the defendants in failing to provide certain construction financing relating to a condominium project of a subsidiary of Princeton, refused to grant non-disturbance agreements to the Company and a subsidiary of Princeton in connection with the sale of long-term contractual rights to use amenities on the property by a joint venture between the Company and Princeton all of which were critical to the defendants' ability to perform under their obligations to First Fidelity and to meet the Company's other obligations.

     If First Fidelity is successful in the Foreclosure Action it will succeed to the ownership of substantially all of the Company's assets without any assumption of the Company's liabilities. The Company believes that its equity in the assets which are the subject of the Foreclosure Action exceeds the amount First Fidelity claims it is owed by both the Company and Princeton. However, there can be no assurance as to the outcome of the Foreclosure Action (or any of the other legal proceedings to which the Company is a party) and thereby there can be no assurance that the Company will not be forced to commence a reorganization proceeding under the Federal Bankruptcy Laws or may not be forced into liquidation by its creditors. Under such circumstances there can be no assurance that after paying all outstanding secured and other indebtedness ranking senior there will be any assets available for distribution to the Company's holders of its outstanding subordinated debentures or shareholders or that such holders will retain any equity or subordinated debt interest in the Company following any reorganization proceeding. See Item 6. Management's Discussion and Analysis or Plan of Operations. A consent order has been entered into in the litigation whereby the Company has agreed not to disburse any monies other than for the payment of ordinary business expenses without the consent of First Fidelity and further provides that the Company cannot enter into any agreement pursuant to which it or a subsidiary would incur any payment obligation outside of the ordinary course of business.

     On June 23, 1995, First Fidelity commenced an action (the "Guaranty Action") in the Superior Court of New Jersey, Law Division - Morris County against the Company, its subsidiaries, Princeton, its subsidiaries, Mr. Gene Mulvihill, a Director of the Company, and others seeking to obtain a judgement against such persons arising out of their guarantees of the indebtedness of the Company and Princeton described above owing to First Fidelity.

     On September 13, 1995, a non-affiliated person entered into an option agreement with First Fidelity to acquire from First Fidelity the indebtedness of the Company and its affiliates owing to First Fidelity, the related collateral and First Fidelity's interest in the Foreclosure Action. The non-affiliated person paid approximately $1,627,000 for the option which provides for a final closing date of October 27, 1995. The consummation of the option agreement is subject to the fulfillment of numerous conditions and the delivery of various documents, including releases and indemnification agreements from the Company and its affiliates in favor of First Fidelity. There can be no assurance that the First Fidelity indebtedness, and the related collateral and Foreclosure Action will be acquired by the non-affiliated person, that such person will not pursue the Foreclosure Action or that the Company will be able to obtain from the non-affiliated person any agreements favorable to the Company and its future activities.

     On August 7, 1995, American Stock Transfer and Trust Company, a trustee under a Debenture Indenture dated as of June 12, 1991 under which there is outstanding $6,288,659 principal amount of subordinated debentures due May 31, 2006, commenced a lawsuit in the United States District Court for the District of New York alleging that the Company had defaulted in the payment of interest due on the debentures, that the entire principal amount and accrued interest is now due and payable and seeking to recover a judgment for such amount. The Company has filed an answer in this litigation which, among other things, alleges that the plaintiff is disqualified from so acting by reason of conflicts of interest in fulfilling its duties to the debentureholders and is thereby barred from maintaining this lawsuit. There can be no assurance that the Company will be successful in its defense of this litigation or that as a result of the institution of this litigation that the Company will not be compelled to commence a proceeding under Chapter XI of the Federal Bankruptcy laws.

     In lawsuits instituted by four plaintiffs who were on the Company's premises without permission and were injured in a toboggan accident during non-business hours in March 1988, a jury returned verdicts against the Company in the aggregate amount of $1,300,000. On February 8, 1995 the Appellate Division in a unanimous decision affirmed the Trial Court's decision. On March 10, 1995, the Company filed a Petition with the New Jersey Supreme Court requesting Certification of the Appellate Division's decision. This petition was granted in June 1995. Based on the issues on appeal, it is management's opinion that the matter should be reversed on appeal. However, due to the uncertainty associated with the litigation and the Appellate Division's unanimous decision on February 8, 1995, the Company has accrued an additional $1,585,000 in fiscal 1995 relating to this case.

     Although management has consulted with counsel, the foregoing is not based on a legal opinion and there can be no assurance that management's opinion will be correct. Any final judgment the Company is required to pay will be paid out of its available funds. However, the Company has collateralized the judgment with certain real estate. Management is unable to specify a specific dollar range for the loss but believes it will not exceed $350,000, however, due to the Appellate Division's unanimous decision on February 8, 1995 an aggregate of $1,935,000 has been accrued for this case. There can be no assurance, however, that the Company will not be required to pay the entire amount of the judgment.

     On or about December 9, 1994, Plaintiff's in two lawsuits renewed their Motions for Summary Judgment against the Company on the issue of damages in the matters of Sidney Waters, John B. Early and Emily Del Conte, t/a Waters Realty, a New Jersey Partnership vs. Stony Point Recreation Corporation, a New Jersey Corporation, and Great American Recreation, Inc., a New Jersey Corporation, pending in the Superior Court of New Jersey, Law Division, Camden County, Docket No.: L-076167-85; and EDWA Realty, a New Jersey Partnership vs. Stony Point Recreation of New Jersey, Inc., Stony Point Recreation Corporation, a New York Corporation, and Great American Recreation, Inc., a New Jersey Corporation, pending in the Superior Court of New Jersey, Law Division, Camden County, Docket
No.: L-075410-85.

     Prior to December 9, 1994, the Court had entered summary judgment as to liability against all Defendant's, including the Company. On March 17, 1995, the court entered Judgment against the Company in the Waters case in the sum of $963,364 and in the EDWA Realty case in the sum of $590,448. Based on the Court's decision on March 17, 1995, an aggregate of $1,553,812 was accrued in the third quarter of 1995 relating to this case. The Company has filed a notice of appeal from the grant of summary judgment.

     On January 28, 1994, Parkway Power Corporation and certain of its affiliated entities and Robert Morgenroth commenced a lawsuit in the Law Division, Superior Court, Sussex County, New Jersey, against the Company, Great Mountain Development Corporation, Princeton New York Investors, Inc. and a director of the Company, seeking the delivery of certain condominium units and to recover the sum of $1.2 million alleging, among other things, that the defendants have breached a settlement agreement resolving certain litigation previously instituted by the plaintiffs. The Company filed an answer and other responsive pleadings and believes it has meritorious defenses to the claims asserted in the litigation. The Company's belief is based on the facts that the Company fully performed under the terms of the settlement agreement and that it was the responsibility of Princeton New York Investors, Inc. to deliver the condominium units to plaintiffs and plaintiffs failed to enforce its rights against Princeton New York Investors, Inc. The Company's belief is supported by discussions with its counsel in the matter and the Company has not obtained an opinion of counsel to support its belief.

     On October 31, 1986, Stony Point Recreation Corporation ("Stony Point") an approximately 30.9% subsidiary of the Company, commenced a case in the United States Bankruptcy Court for the District of New Jersey under Chapter XI of the Federal Bankruptcy Act. During the third quarter of fiscal 1988 Stony Point entered Chapter VII liquidation proceedings. At April 30, 1987, the Company had established a valuation allowance for its investment in Stony Point of $1,400,000 and approximately $574,000 for its advances made to Stony Point. Additional valuation reserves of approximately $587,000, $421,000, $392,000, $452,000, $513,000, $484,000,
$457,000 and $465,000 for the fiscal years 1995, 1994, 1993, 1992,
1991, 1990, 1989 and 1988 for advances made to and interest income from Stony Point in the fiscal years 1995, 1994, 1993, 1992, 1991, 1990, 1989 and 1988. The Company believed, based upon the fact that the mortgages secure approximately 180 acres of land and management's estimates of land values in the locality, that the remaining first and second mortgages receivable from Stony Point were adequately collateralized by the assets of Stony Point and that the Company would realize the carrying value of these mortgages receivable when the properties were sold. These properties are the subject of a real estate tax foreclosure action commenced by the Borough of Pine Hill, New Jersey. The prospects for sale of these properties are subject to existing tax sale certificates of the municipality in the approximate total sum of $880,000, and on which the municipality is currently seeking to foreclose in a case pending in the Superior Court of New Jersey, Chancery Division, Camden County. As a result of the Foreclosure Action commenced by First Fidelity against the Company and the consent order entered into by the Company in that litigation, it is unlikely that the Company will have the funds necessary to pay the existing tax liens. Therefore, the Company has fully reserved the carrying values of these mortgages of $2,199,206 at April 30, 1995. (See Notes 11 and 12 of Notes to Consolidated Financial Statements).

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the fiscal year ended April 30, 1995 to a vote of security holders.



                                 PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     The Company's Common Stock was, through August 23, 1995, traded on NASDAQ's National Market System under the trading symbol GRAR. The following table sets forth the ranges of the high and low sales prices for the Company's Common Stock for the periods indicated as reported by NASDAQ, Inc. The prices represent inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions.

                               High             Low

  1992

   1st Quarter.....            $6.88           $6.25
   2nd Quarter.....            $6.38           $2.63
   3rd Quarter.....            $3.75           $1.88
   4th Quarter.....            $2.75           $1.50

  1993

   1st Quarter.....            $2.00           $ .625
   2nd Quarter.....            $1.75           $ .625
   3rd Quarter.....            $2.75           $1.375
   4th Quarter.....            $2.50           $ .812

  1994

   1st Quarter.....            $1.375          $ .625
   2nd Quarter.....            $ .875          $ .375
   3rd Quarter.....            $ .594          $ .125
   4th Quarter.....            $ .500          $ .156

  1995

   1st Quarter.....            $ .188          $ .094
   2nd Quarter.....            $ .156          $ .031

     On August 15, 1995 the closing sale price was $.094. The Company's outstanding Participating Subordinated Debentures, Subordinated Debentures due December 31, 1996, Subordinated Debentures due January 7, 1996, 10% Subordinated PIK Debentures due May 31, 2006, Zero Coupon Subordinated Debentures due December 31, 2002 and Common Stock Purchase Warrants are traded in the over-the-counter market.




     The Company, at a hearing before NASDAQ Hearing Panel on August 21, 1995, sought an exemption for the continued listing of its Common Stock on the NASDAQ Stock Market. The Hearing Panel denied the Company's request, and effective on August 24, 1995 the Company's securities were no longer traded on the NASDAQ Stock Market. The Company has appealed this denial to a NASDAQ Review Committee, but there can be no assurance that this appeal will reverse the decision of the Hearing Panel. It can be expected that the removal of the Company's shares from the NASDAQ Stock Market will materially adversely affect the liquidity for the Company's shares and there can be no assurance that an active trading market for the Company's securities will develop.

     Subsequent to August 23, 1995, the Company's Common Stock has been quoted and traded in the over-the-counter market.

     As of August 15, 1995, the Company had 9,115 common stockholders of record and estimates that as of that date it had approximately 17,800 beneficial holders of its Common Stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Management's Discussion and Analysis of Financial Condition and
Results of Operations.

Capital Commitments and Requirements at April 30, 1995

     As is described elsewhere herein, First Fidelity has commenced the Foreclosure Action against the Company and others. If First Fidelity is successful in the Foreclosure Action it will succeed to the ownership of substantially all of the Company's assets without any assumption of the Company's liabilities. The Company believes that its equity in the assets which are the subject of the Foreclosure Action exceeds the amount First Fidelity claims it is owed by both the Company and Princeton. However, there can be no assurance as to the outcome of the Foreclosure Action (or any of the other legal proceedings to which the Company is a party - see
Item 3. Legal Proceedings) and thereby there can be no assurance that the Company will not be forced to commence a reorganization proceeding under the Federal Bankruptcy Laws or may not be forced into liquidation by its creditors. Under such circumstances there can be no assurance that after paying all outstanding secured and other indebtedness ranking senior there will be any assets available for distribution to the Company's shareholders or holders of its outstanding subordinated debentures or that such holders will retain any equity or subordinated debt interest in the Company following any reorganization proceeding.




     In addition to the amounts owing to First Fidelity described above, the Company has outstanding secured indebtedness in the amount of $4,327,798, all of which is currently due on demand and, excluding subordinated indebtedness owing by the Company and its subsidiaries, $3,844,671 of other unsecured indebtedness, all of which is currently due on demand. The Company has outstanding an aggregate of $25,753,451 principal amount of unsecured subordinated indebtedness, of which $12,774,459 is currently in default. Under the terms of $24,030,949 principal amount of such subordinated indebtedness, Senior Debt is defined to include all indebtedness of the Company, including indebtedness guaranteed by the Company, and any other obligation which may be classified, in accordance with generally accepted accounting principles, as a liability of the Company, whether outstanding on the date of issue of the debentures or thereafter incurred. Upon any payment or distribution of assets of the Company to creditors upon any dissolution, winding up, total or partial liquidation, reorganization or readjustment of the Company, whether voluntary or involuntary, or bankruptcy, insolvency, receivership or other proceedings, all principal of (and premium, if any) and interest due or to become due upon all Senior Debt must be paid in full before the holders of the subordinated debentures or the trustee are entitled to receive or retain any assets so paid or distributed in respect of the subordinated debentures. By reason of such subordination, in the event of insolvency, creditors of the Company who are holders of Senior Debt may recover more, ratably, than the holders of the subordinated debentures.

     On August 7, 1995, American Stock Transfer and Trust Company, a trustee under a Debenture Indenture dated as of June 12, 1991 under which there is outstanding $6,288,659 principal amount of subordinated debentures due May 31, 2006, commenced a lawsuit in the United States District Court for the District of New York alleging that the Company had defaulted in the payment of interest due on the debentures, that the entire principal amount and accrued interest is now due and payable and seeking to recover a judgment for such amount. The Company has filed an answer in this litigation which, among other things, alleges that the plaintiff is disqualified from so acting by reason of conflicts of interest in fulfilling its duties to the debentureholders and is thereby barred from maintaining this lawsuit. There can be no assurance that the Company will be successful in its defense of this litigation or that as a result of the institution of this litigation that the Company will not be compelled to commence a proceeding under Chapter XI of the Federal Bankruptcy laws.

     There can be no assurance that by reason of the Foreclosure Action and because of the Company's other outstanding indebtedness that is currently due and payable and the litigation described above that the Company will not be forced to commence a reorganization proceeding under the Federal bankruptcy laws or commence other proceedings to protect it from its creditors. There can be no assurance that such proceedings may not lead to the eventual liquidation of the Company and the distribution of its assets to its creditors. Additionally there can be no assurance that the assets of the Company will be adequate to enable any recovery by the holders of its subordinated debentures or other creditors or any distribution to stockholders.

     On September 13, 1995, a non-affiliated person entered into an option agreement with First Fidelity to acquire from First Fidelity the indebtedness of the Company and its affiliates owing to First Fidelity, the related collateral and First Fidelity's interest in the Foreclosure Action. The non-affiliated person paid approximately $1,627,000 for the option which provides for a final closing date of October 27, 1995. The consummation of the option agreement is subject to the fulfillment of numerous conditions and the delivery of various documents, including releases and indemnification agreements from the Company and its affiliates in favor of First Fidelity. There can be no assurance that the First Fidelity indebtedness, and the related collateral and Foreclosure Action will be acquired by the non-affiliated person, that such person will not pursue the Foreclosure Action or that the Company will be able to obtain from the non-affiliated person any agreements favorable to the Company and its future activities.

     As of April 30, 1995, the sum of approximately $14,900,000 was owing by the Company to First Fidelity and the Company had guaranteed obligations of others to First Fidelity of approximately $2,331,000. Through October 1994, the Company amended the terms of its indebtedness to First Fidelity on several occasions commencing in 1990 to obtain relief or extend the due dates of payments of principal then due to First Fidelity. At July 31, 1994, ongoing negotiations between the Company and First Fidelity were continuing with respect to the deferral of payments of all or a portion of the aggregate of $1,400,000 of principal owing to First Fidelity due prior to December 31, 1994. In addition, in July 1994, First Fidelity requested that the Company amend its most recent extension dated March 30, 1994 of the due date of the indebtedness owing to First Fidelity. First Fidelity requested this amendment because it had been advised by a participant in First Fidelity's loan to the Company that the extension of the due date of the repayment of principal on the loan to July 1, 1996 was in violation of the participation agreement between First Fidelity and the participant, which the participant asserts limits First Fidelity's authority to grant extensions to 90 days. First Fidelity denied that the extension constituted a violation of the participation agreement. Based on the Company's expectation, as a result of the Company's discussions with First Fidelity, that First Fidelity would provide further 90-day extensions of the due date of the indebtedness, the Company amended its loan agreement with First Fidelity to provide that the $14,900,000 of principal of this indebtedness owing to First Fidelity was due on September 30, 1994, with a further extension to December 30, 1994, subject to the Company paying interest only. The amendment included an extension of the due date of principal due during the year ended December 31, 1994, including the principal in arrears owing to First Fidelity.

     Until April 30, 1992, the Company had a receivable from Princeton in the amount of $12,323,843. Effective April 30, 1992, the Company converted this receivable together with its 30% common stock interest in Princeton and its entitlement to 5% of the residential unit sales and revenues of Princeton into 1,000 shares of 10% pay-in-kind preferred stock of Princeton with a liquidation value of $12,500,000 and a carrying value as of April 30, 1992 of $7,749,778, which was determined in accordance with accounting principles applied in connection with quasi-reorganizations which resulted in and represents an allocation of the fair value of all of the Company's assets. Under the terms of this preferred stock, the dividend is payable by the issuance of additional shares of pay-in-kind preferred stock or, at the option of Princeton, in cash. During the fiscal years ended April 30, 1995 and 1994, the Company recorded $1,581,074 and $1,432,375 in revenue from the issuance of additional shares of preferred stock as dividends paid on the pay-in-kind preferred stock by Princeton. Also during these periods the Company billed Princeton approximately $3,270,000 and $3,194,000 for reimbursement of expenses incurred for providing certain support services including payroll, marketing and staffing essentially on a cost basis. At April 30, 1995, as a consequence of the Princeton Investors bankruptcy proceeding and First Fidelity's refusal to grant a non-disturbance in connection with the sale of long-term contractual rights to use amenities on the property described above, the Company's aggregate investment of $12,060,888 in the preferred stock of Princeton was fully reserved. In addition, the Company has adjusted the carrying value of its outstanding receivable balance with Princeton at April 30, 1995 to $13,000,000, which is net of a reserve allowance of $12,542,727. All future advances to Princeton by the Company will be fully reserved.

     In order to secure the payment to the Company of its receivable from Princeton in the amount of approximately $25,543,000 as of April 30, 1995 and the liquidation value of the shares of Preferred Stock of Princeton, the Company has requested and Princeton has agreed, subject to obtaining required lender approval, to grant to the Company mortgages secured by certain real estate of Princeton, subordinate to approximately $5,452,000 in outstanding secured indebtedness, to secure payment of Princeton's liability to the Company and the liquidation value of the Company's shares of preferred stock. Although the Company believes these mortgages provide adequate collateral to the Company, there can be no assurance that the excess of Princeton's assets over its liabilities secured by mortgages senior to those granted to the Company will enable the Company to recover in full its receivable from Princeton and liquidation value of the preferred stock.

     The Company and Princeton have terminated a previously agreed joint venture agreement relating to the joint development of certain recreational and other assets.

     The Company's ski area is in operation from Thanksgiving Day through March, and its Action Park is in operation during the months of May through Labor Day. In the months of October and November, the Company generates cash receipts from the advance sale of tickets and season passes to its ski area. From time to time, these seasonal aspects cause the Company to experience periodic liquidity shortages. The Company believes that notwithstanding these periodic liquidity shortages, it has expended sufficient funds to adequately maintain its ski area and Action Park equipment. It is the Company's policy to expend adequate amounts of its cash resources on the maintenance of these facilities.

     It is the nature of the Company's business that periodically it must make significant capital investments in property and equipment, and will receive revenue from these investments seasonally over a number of years. During the two fiscal years ended April 30, 1995 and 1994, the Company expended approximately $3,658,000 and $4,270,000, respectively, primarily for improved recreational facilities. Included in capital investments during the fiscal years ended April 30, 1995 and 1994 is approximately $2,015,000 and $2,428,000 attributable to the Company's recreational campground project on top of the Hamburg Mountain. If the Company is to remain competitive, it is necessary to continue to make prudent investments in new improvements to the Action Park and ski areas and other recreational activities; however, these potential improvements may be limited by capital shortages caused by other unfavorable business performance, or the inability of the Company to refinance its debt with less onerous principal payments. Although the Company's policy is to purchase or create new attractions every year, the Company believes, because its attractions have useful lives generally extending over periods of up to ten or more years, the elimination of such capital expenditures would not significantly affect the Company's revenues for an estimated period of approximately two to five years.

     Effective May 15, 1995, the Company obtained a general liability insurance policy insuring the Company against loss in the aggregate amount of $4,000,000 per occurrence and $4,000,000 in the aggregate during the policy year. The policies provide for a deductible whereby the Company is obligated to pay the first $250,000 of claims during the policy year. The policies insure the Company on a claims-made basis whereby the event giving rise to the claim and the assertion of the claim must both occur during the policy year. The Company has obtained a bond to cover the first $250,000 of liability. Prior to May 15, 1995, the Company did not carry general liability insurance covering it from liability to patrons to its Action Park and ski area. By reason of that absence of liability insurance, the Company will be required to pay out of its own resources any claims it is ultimately determined to be liable for resulting from injuries to patrons in its Action Park and ski area which occurred prior to May 15, 1995. At April 30, 1995, the Company had accrued approximately $3,771,000 for uninsured liability claims, an amount considered adequate by Management. Such sum has not been funded and, in view of the Foreclosure Proceeding and the Company's current financial condition, the Company may be unable to pay the claims of those persons sustaining personal injuries and, possibly, its other obligations. See Item 3. Legal Proceedings. The Company discontinued its liability insurance coverage in 1986 by reason of the substantial general increases in liability insurance premiums throughout the insurance industry which made insurance coverage prohibitively expensive for the Company.

     The Company is contingently liable under certain contracts entered into by its former real estate subsidiaries to sell real estate, which require delivery of residential units at stipulated dates or the purchaser is entitled to a refund of the purchase price. At April 30, 1995, the Company is contingently liable under contracts having aggregate purchase prices of approximately $3,917,000 which are currently refundable and guaranteed by the Company. In addition to continuing to construct residential units for delivery to these purchasers, the Company's former subsidiaries are seeking to renegotiate these contracts so as to be able to substitute alternative residential units. However, in the event these negotiations are not successful, the Company could be obligated to refund a portion or all of these sums. These former real estate subsidiaries are now subsidiaries of Princeton and are obligated on this indebtedness. Princeton is not directly liable on these obligations.

     The Company is also contingently liable under guarantees on approximately $5,101,000 of debt and other liabilities of former subsidiaries, including Princeton.

     Under the terms of current loan agreements, among other restrictions, the Company is restricted from paying cash dividends or reacquiring its capital stock in excess of certain limitations. In addition, under the provisions of certain publicly held debentures, Vernon Valley, a wholly owned subsidiary of the Company, is restricted from making loans and advances and paying dividends to the Company. The aggregate amount of consolidated net assets that is restricted as of April 30, 1995, is approximately $6,673,000.

Liquidity

     The Company had a net loss applicable to common shareholders of approximately $38,569,000 during the fiscal year ended April 30, 1995. The Company had net income applicable to common shareholders of $740,000 during the fiscal year ended April 30, 1994. During these periods, the Company's operations were funded primarily as follows:

     Fiscal Year Ended April 30, 1995. During the fiscal year ended April 30, 1995, the Company had a net loss before unusual items of approximately $1,120,000. Included in this net loss is depreciation and amortization of approximately $1,217,000, a non-cash expense. Also included in net income is approximately $1,581,000 of dividend income resulting from the issuance by Princeton of additional shares of preferred stock paid as a dividend payable-in-kind, which is a non-cash dividend. After reflecting the net change in assets and liabilities, resulting primarily from the increase in the receivable from Princeton, other receivables and prepaid assets, net cash used in operations was approximately $4,429,000. Investing activities included additions to properties of $3,658,000. Financing activities provided net cash of approximately $3,889,000 during the fiscal year from additional borrowings and the sale of equity securities. Repayment of borrowings amounted to approximately $125,000 during the twelve-month period. Accordingly, during the 1995 fiscal year the Company's cash decreased by approximately $4,198,000.

     Fiscal Year Ended April 30, 1994. During the fiscal year ended April 30, 1994, the Company had income from operations of approximately $1,882,000. Included in net income is depreciation and amortization of approximately $1,077,000, a non-cash expense. Also included in net income is $1,432,375 of dividend income resulting from the issuance by Princeton of additional shares of preferred stock paid as a dividend payable-in-kind, which is a non-cash dividend. After reflecting the net change in assets and liabilities, resulting primarily from the increase in the receivable from Princeton, other receivables and prepaid assets, net cash used in operations was approximately $6,273,000.
3Investing activities included additions to properties of $4,270,000 offset by the utilization of cash held in escrow for interest and debt payments of approximately $2,056,000. Financing activities provided net cash of approximately $12,772,000 during the fiscal year from additional borrowings and the sale of equity securities. Repayment of borrowings amounted to approximately $2,992,000 during the twelve month period. The Company also paid dividends of approximately $677,000 on its 10% cumulative convertible preferred stock. Accordingly, during the 1994 fiscal year the Company's cash increased by approximately $4,286,000.

     General. The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred a net loss for the year ended April 30, 1995 of $38,568,811, of which $37,448,566 represents unusual items. See Note 12 to Notes to Consolidated Financial Statements. In addition, the Foreclosure Action was commenced by First Fidelity on May 17, 1995, alleging the Company and substantially all of its subsidiaries are in default on indebtedness owing First Fidelity and seeking to foreclose on certain real and personal assets which are collateral for the obligations of the Company and its subsidiaries. First Fidelity claims the Company and its subsidiaries owe it, as of May 15, 1995, an aggregate of approximately $16,240,000, plus interest, counsel fees and other costs as permitted by the relevant loan documents, and that Princeton, and its subsidiaries, owe it as of May 15, 1995, an aggregate of approximately $2,378,000, plus interest, counsel fees, and other costs as permitted by the relevant loan documents. Many of the Company's debt instruments also contain cross-default provisions whereby a default by the Company, or any of its subsidiaries, constitutes a default of the related debt instrument. On August 7, 1995, American Stock Transfer and Trust Company, a trustee under a Debenture Indenture dated as of June 12, 1991 under which there is outstanding $6,288,659 principal amount of subordinated debentures due May 31, 2006, commenced a lawsuit in the United States District Court for the District of New York alleging that the Company had defaulted in the payment of interest due on the debentures, that the entire principal amount and accrued interest is now due and payable and seeking to recover a judgment for such amount. The Company has filed an answer in this litigation which, among other things, alleges that the plaintiff is disqualified from so acting by reason of conflicts of interest in fulfilling its duties to the debentureholders and is thereby barred from maintaining this lawsuit. There can be no assurance that the Company will be successful in its defense of this litigation or that as a result of the institution of this litigation that the Company will not be compelled to commence a proceeding under Chapter XI of the Federal Bankruptcy laws.

     These factors create uncertainty whether the Company can continue as a going concern. The Company's plans to mitigate the effects of the uncertainties of the Company's continued existence are: 1) to seek to replace First Fidelity's debt with other long-term debt financing with more favorable repayment terms; 2) to improve profitability by reducing operating costs in fiscal 1996;
3) to substantially reduce the Company's capital spending in fiscal 1996; 4) to offer the current bondholders incentives to convert their interest bearing bonds for entitlements to the Company's amenities, shares of stock in the Company and non-interest bearing bonds of the Company; and 5) to continue to seek additional funding through private sources to supplement the Company's cash needs. Management believes that these plans can be effectively implemented in the next twelve month period. The Company's ability to continue as a going concern is dependent on the implementation and success of these plans. The financial statements do not include any adjustments in the event the Company is unable to continue as a going concern.




Capital Resources

     In recent years the Company relied extensively on secured bank debt to finance its expansion activities. The Company believed it prudent to reduce its reliance on secured bank debt financing and increase its equity and subordinated debt capital and accordingly made recent public offerings of Subordinated Debentures, Common Stock and Preferred Stock to reduce this reliance. The Company's exchange offers completed in September 1994 described below were intended to further reduce the Company's outstanding indebtedness. Management of the Company believes that the Company's extensive reliance in the past on secured bank debt and its accompanying higher interest costs, without any increase in equity capital, has been a cause, in addition to its recent losses and among other factors, of the Company's recent shortages of liquidity.

     The Company's sources of funds and capital over the past two fiscal years ended April 30, 1995 and its material commitments for capital at April 30, 1995 are as follows:

Sources of Funds and Capital - Fiscal Year ended April 30, 1995. During the fiscal quarter ended January 31, 1995, the Company sold for an aggregate consideration of $600,000, $600,000 principal amount of promissory notes due February 15, 1995 together with 2,000,000 common stock purchase warrants expiring February 15, 1997 exercisable at $.30 per share. The Company also sold for an aggregate consideration of $1,875,000, $1,875,000 principal amount of its promissory notes due on demand together with 12,500 shares of Series B Convertible Preferred Stock convertible into 12,500,000 shares of the Company's Common Stock. The proceeds received were used for working capital purposes.

     During Fiscal 1995, the Company also issued demand notes for an aggregate of $649,000 with interest ranging from 8% to 18%.

     On June 3, 1994, the Company commenced an exchange offer for certain of its outstanding debentures. For each $100 principal amount of the Company's 10% PIK Subordinated Debentures, due May 31, 2006 an exchanging holder received $30.00 in principal amount Zero Coupon Debentures due May 31, 2006 and 130 shares of the Company's Common Stock; for each $100 principal amount of the Company's 10% Subordinated Debentures, due January 7, 1996, and for each $100 principal amount of the Company's 13% Convertible Subordinated Debentures, due December 31, 1996 an exchanging holder received $100 in principal amount of the New Zero Coupon Debentures and 130 Shares of Common Stock. At the conclusion of the exchange offers on September 8, 1994, $6,404,500 principal amount of the 10% PIK Subordinated Debentures had been tendered, approximately $1,269,700 principal amount of the 10% Subordinated Debentures had been tendered and approximately $469,500 principal amount of the 13% Convertible Subordinated Debentures had been tendered. All debentures tendered were accepted.

Sources of Funds and Capital - Fiscal Year Ended April 30, 1994. In May 1993, the Company completed a private sale of debt and equity securities which raised gross proceeds of $750,000. In connection with this transaction, the Company issued warrants to purchase 850,000 shares of Common Stock exercisable at $1.00 per share and promissory notes bearing interest at prime plus 2% and due July 30, 1993. The net proceeds after deducting selling commissions, fees and expenses were used for capital improvements to the Company's Action Park and for working capital and general corporate purposes. In October 1993, the Company completed the public sale of 9,200,000 shares of common stock and received net proceeds of $8,792,000.
The net proceeds, after deducting selling commissions, fees and expenses, were used to repay indebtedness, capital improvements, the repayment of obligations of Princeton, and for working capital and general corporate purposes. In March 1994, the Company completed a public sale of 13,800,000 shares of common stock and raised net proceeds of $6,419,000. The net proceeds after deducting selling commissions, fees and expenses were used to repay indebtedness, capital improvements, the repayment of obligations of Princeton, and for working capital and general corporate purposes.

Quasi Reorganization

     Effective April 30, 1992, the Company's Board of Directors approved a corporate readjustment of the Company's accounts in the form of quasi-reorganization. The quasi-reorganization, often referred to as "Fresh Start Accounting", is an accounting procedure which accomplishes, with respect to the Company's accounts and financial statements, what might have been accomplished in a reorganization by legal proceedings. The Company's land holdings had appreciated substantially since their initial acquisition while the Company's other operating assets had depreciated since acquisition. The Company's assets and liabilities were adjusted to reflect current conditions (and a more meaningful relationship between land and the other non-current assets) and its capital accounts were adjusted to eliminate the accumulated deficit. On completion of the readjustment as of April 30, 1992, the Company's accounts and financial statements were substantially similar to those of a new company commencing business. The Company believes the quasi-reorganization was appropriate because at April 30, 1992 it has completed its reorganizations with respect to real estate development activities, raised substantial new capital and completed the necessary operational restructuring which permitted the concentration of its efforts on recreational activities.

     The quasi-reorganization resulted in a significant write-up of non-depreciable assets with a significant write-down of depreciable assets based upon an independent appraisal. The result was a substantial improvement in reported net income in the absence of any improvement in operating performance. The effect of the quasi-reorganization in subsequent financial statements was to reduce depreciation and amortization expense by approximately $4,072,000 per year. These reductions and changes are discussed below and have had a material effect on the comparability of the Company's financial statements as compared with those for years ending through April 30, 1992.

     The boards of directors of the Company and Princeton authorized the conversion of the Company's 30% equity interest in Princeton, along with receivables and its entitlement to 5% of residential unit sales revenue of Princeton into a preferred stock investment. The conversion to preferred stock was made to improve Princeton's financial condition and recognize the long-term nature of the Company's investment in Princeton. The investment in preferred stock is accounted for under the cost method commencing April 30, 1992. Under this method of accounting the Company will include dividends paid by Princeton on the preferred stock, which are paid in kind by issuance of additional shares of preferred stock, in income when received. The Company will no longer include a share of Princeton's income or losses in its income statement.

     At April 30, 1995, as a consequence of the Princeton Investors' bankruptcy proceeding (Note 12) and First Fidelity's refusal to grant a non-disturbance agreement in connection with the sale of long-term contractual rights to use amenities on the Company's and Princeton's properties (Note 6), the Company's aggregate investment of $12,060,888 in the preferred stock of Princeton was fully reserved. In addition, the Company has adjusted the carrying value of its outstanding receivable balance with Princeton at April 30, 1995 to $13,000,000, which is net of a reserve allowance of $12,542,727. All future advances to Princeton by the Company will be fully reserved.

Results of Operations

     Fiscal Year Ended April 30, 1995 Compared with Fiscal Year Ended April 30, 1994. Revenue from operations for the fiscal year 1995 decreased $4,885,000 (18.2%) from the comparable fiscal 1994 periods. Revenue during the fiscal year ended April 30, 1995 aggregated $20,193,000 as compared to revenue aggregating $24,678,000 during the prior fiscal year. The net loss applicable to common shareholders for the fiscal year 1995 was $38,568,811 ($0.76 per share) as compared to net income applicable to common shareholders of $739,855 ($0.03 per share) in the comparable prior year period or a decrease of $39,308,666 ($0.79 per share). Revenue decreased from the comparable prior fiscal year primarily as a result of unfavorable weather conditions during both the summer and winter seasons.

     Costs of operations for the fiscal year 1995 increased $726,248 (4.9%). This increase is primarily attributable to an increase in accrued liabilities and the related liability reserve, additional bad debt expense and increased utility costs offset by the decrease in direct operating costs associated with the decrease in Action Park and skiing attendance.

     Selling, general and administrative expenses for the fiscal year 1995 decreased $1,651,140 (29.3%). This decrease is due primarily to a decrease in personnel expenses and marketing and advertising costs.

     The Company's interest expense for the fiscal year 1995 decreased $549,000 (21.0%). This decrease is primarily attributable to the Company's exchange offering which commenced on June 3, 1994 and resulted in a net decrease of debt in the amount of $5,612,029, as well as additional interest charged to Princeton on the Company's outstanding indebtedness with Princeton which increased from $19,043,179 at April 30, 1994 to $25,542,727 at
April 30, 1995.

     The Company recorded amortization of financing costs in fiscal 1995 of $66,718 as compared to $95,111 recorded in fiscal 1994.

     Dividend income from Princeton for the fiscal year 1995 increased $148,699 (10.4%) from the comparable fiscal 1994 period.

     Depreciation and amortization expense from operations for the fiscal year 1995 increased $167,572 (17.1%) as a result of additional investments in fixed assets.

     A Director of the Company is also a principal in Princeton. Princeton was billed for services rendered by the Company and these amounts were mutually agreed upon by the management of both companies. Upon the sale of the Company's real estate businesses to this company (see Notes 4 and 7 to Notes to Consolidated Financial Statements), the Company has continued to provide certain support services including payroll, marketing and staffing essentially on a cost basis. In fiscal 1995 and 1994 approximately $3,270,000 and $3,194,000 of costs associated with these activities have been billed with an off-setting reduction to the appropriate Company expense.

     In the third and fourth quarters of Fiscal 1995, the Company recorded certain unusual losses as a result of events that occurred during Fiscal 1995 which included a write-down of goodwill relating to the Company's investment in boxing of $5,077,811, a reserve on the Princeton Preferred Stock investment and receivable of $24,603,614, non-cash financing costs of $625,000, a reserve on the Stony Point mortgage receivable of $2,199,206, a reserve on the Princeton Investors receivable of $922,446, elimination of original issue discounts associated with bonds currently in default of $1,434,016, litigation claims of $3,488,812, offset by a real estate tax refund of $902,338 (see Note 12 of Notes to Consolidated Financial Statements).

     No income benefits were provided in fiscal 1995 and 1994 due to the Company's net operating loss carryforward from prior years.

     Retained earnings and current net income were inadequate to cover preferred stock dividend requirements for the fiscal year ended April 30, 1995. Accordingly, in accordance with generally accepted accounting principles, dividend provisions by the Company on its outstanding shares of preferred stock during the fiscal year were recorded as liquidating dividends charged against capital surplus. During the fiscal year ended April 30, 1994, preferred stock dividends were paid out of current net income.

     Fiscal Year Ended April 30, 1994 Compared with Fiscal Year Ended April 30, 1993. Revenue from operations for the fiscal year 1994 increased $3,985,092 (19.3%) from the comparable fiscal 1993 periods. Revenue during the fiscal year ended April 30, 1994 aggregated $24,678,097 as compared to revenue aggregating $20,693,005 during the prior fiscal year. The net income applicable to common shareholders for the fiscal year 1994 was $739,855 ($0.03 per share) as compared to net income applicable to common shareholders of $214,869 ($0.02 per share) in the comparable prior year period or an increase of $1,666,712. Revenue increased from the comparable prior fiscal year primarily as a result of favorable weather conditions during both the summer and winter seasons.

     Costs of operations for the fiscal year 1994 increased
$1,496,334 (11.6%). This increase is attributable to the increase in direct operating costs associated with the increase in Action
Park and skiing attendance.

     Selling, general and administrative expenses for the fiscal year 1994 increased $2,119,692 (60.4%). This increase is due primarily to an increase in personnel expenses, legal fees, and marketing and advertising costs.

     The Company's interest expense for the fiscal year 1993 decreased $1,564,270 (37.4%). This decrease is primarily a result of approximately $877,000 of capitalized interest allocated to the Hamburg, Mountain campground project which commenced construction in the third quarter of fiscal 1993, as well as additional interest charged to Princeton on the Company's outstanding indebtedness with Princeton which increased from $10,479,813 at April 30, 1993 to $19,043,179 at April 30, 1994.

     The Company recorded amortization of financing costs in fiscal 1994 of $95,111 as compared to $-0- recorded in fiscal 1993. This increase is primarily a result of a private placement completed in the first quarter of 1994.

     Dividend income from Princeton for the fiscal year 1994 increased $134,715 (10.4%) from the comparable fiscal 1993 period.

     Depreciation and amortization expense from operations for the fiscal year 1994 increased $306,228 (45.3%) as a result of additional investments in fixed assets.

     Certain Directors of the Company are also principals in Princeton. Princeton was billed for services rendered by the Company and these amounts were mutually agreed upon by the management of both companies. Upon the sale of the Company's real estate businesses to this company (see Notes 4 and 7 to Notes to Consolidated Financial Statements), the Company has continued to provide certain support services including payroll, marketing and staffing essentially on a cost basis. In fiscal 1994 and 1993 approximately $3,194,000 and $3,494,000 of costs associated with these activities have been billed with an off-setting reduction to the appropriate Company expense.

     No income benefits were provided in fiscal 1994 and 1993 due to the Company's net operating loss carryforward from prior years.

     Income from operations was $1,881,581 during the fiscal year ended April 30, 1994 as compared to $214,869 during the fiscal year ended April 30, 1993.

     Effect of Inflation. Over the past three years inflation in the national economy has not had a significant impact on the Company's revenues or earnings. During those periods, admission and other charges at the Company's recreational facilities were increased in an amount equal to or greater than the relevant rate of inflation.

Item 7.  Financial Statements.

     The financial statements contained on pages F-1 et seq. are incorporated herein by reference.

Item 8.  Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure.

     During the fiscal year ended April 30, 1995, the Company did not file any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.




                                PART III

Item 9.  Directors and Executive Officers of the Registrant.

     The following table sets forth certain information regarding the Directors and executive officers of the Company and certain of its subsidiaries.
                                                         Director
Name                   Age         Position              Since(1)

Richard Pye.........    46    President and Director       1994

Joseph R. Bellantoni    33    Vice President; Chief           -
                              Financial Officer

Julia Mulvihill.....    35    Director; Chief
                              Operating Officer            1986

Gene W. Mulvihill(2).    60    Director                     1974

Amos Phillips.......    65    Director                     1980

James Conlin(2)......    61    Director                     1980

Edward Kelley.......    69    Director                     1991

Henry Johnson.......    46    Director                     1992
____________________

(1) Includes period of time such person was a Director of Vernon Valley, a predecessor of the Company.

(2)  Member of Audit Committee.

     All Directors were elected to their position at a meeting of shareholders held on February 23, 1994 and will hold office until the next annual meeting of the Company's shareholders. All of the executive officers will hold office until the next annual meeting of the Board of Directors following the annual meeting of shareholders, unless previously removed by the Board of Directors.

     Mr. Pye was employed by the Company on December 1, 1993 in the capacity as President. Mr. Pye has been a self-employed management consultant since February 1991. From February 1987 to February 1991, he was the Chief Information Officer of The Taggart Group, an investment and management firm.

     Mr. Bellantoni has been employed by the Company since February, 1989. He became the Vice President of Administration in 1993 and Chief Financial Officer in June, 1994. From May 1987 to February 1989 he was employed by Jaymont Properties, Inc. an owner, developer, and manager of commercial real estate as a Project Analyst. Prior to working with Jaymont, Mr. Bellantoni was employed by Peat Marwick, Main & Co. from November 1983 to May 1987.

     Ms. Mulvihill has been employed by the Company since September 1982 and has been the Chief Operating Officer of Great American
Recreation, Inc. since January 1986. Ms. Mulvihill is the daughter of Mr. Gene W. Mulvihill.

     Mr. Mulvihill was Chairman of the Board and principal executive officer of the Company from its organization in 1981 through January 1991. In January 1991, Mr. Mulvihill withdrew from having responsibility for any other operating and executive matters, except certain finance related matters from which he resigned in December 1994. By virture of his participation in negotiations with banks and certain others, Mr. Mulvihill may be deemed to make a significant contribution to the business of the Company and thereby may be deemed to be an executive officer of the Company, as that term is defined under the Securities Exchange Act of 1934. Mr. Mulvihill is primarily a private investor and has interests in real estate and ranching. Mr. Mulvihill is an officer, Director and principal shareholder of Princeton-New York Parent, Inc., the corporation that acquired the Company's former real estate subsidiaries and formerly owned, through a subsidiary, the adjacent former Playboy Hotel properties acquired in 1988. Mr. Mulvihill is the father of Ms. Julia Mulvihill.

     Mr. Phillips has been a private real estate investor for more than the past five years.

     Mr. Conlin has, since June 1979, been a self-employed member of the New York Stock Exchange.

     Mr. Kelley has, in the past, been employed by the Company or Vernon Valley in charge of food service. Mr. Kelley resigned his position with the Company in July 1987. Mr. Kelley was first elected a Director of the Company in 1981 and remained a Director until February 12, 1991 when he resigned. He was reelected a Director in June 1991.

     Mr. Johnson was employed by Gaming Devices Funding, Inc. and Triple Threat Enterprises, Inc., as a manager and trainer of professional boxing fighters, from 1989 through March 1992. He was employed by the Company in a similar capacity through February 11, 1994. Prior thereto he was employed by the United States Army as a non-commissioned officer as the coach of the United States Army Boxing Team, a position he held from 1976 to 1988. In 1988 he was the coach of the United States Boxing Team in the Olympics held in Seoul, Korea.



      Mr. Mulvihill is a Director of Dominion Resources, Inc., which is engaged in the operation of a cellular telephone system in Bibb, Alabama. Other than the foregoing, none of the Company's Directors are Directors of any other corporation which is subject to the periodic reporting requirements of the Securities Exchange Act of 1934 or is a registered investment company under the Investment Company Act of 1940.

Director and Officer Securities Reports

     The Federal securities laws require the Company's Directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any equity securities of the Company. Copies of such reports are required to be furnished to the Company. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, all persons subject to these reporting requirements filed the required reports on a timely basis with respect to the Company most recent fiscal year.

Item 10.  Executive Compensation.

     The following table sets forth the compensation paid to the chief executive officer of the Company and the other four most highly compensated executive officers of the Company whose compensation exceeded $100,000 in the last fiscal year (which includes the one person named in addition to the chief executive officer) during the Company's three fiscal years ended April 30, 1995.


                        SUMMARY COMPENSATION TABLE(1)


     Name and                                    Other Annual    All Other
Principal Position   Year(2) Salary     Bonus    Compensation    Compensation

Richard Pye           1995   $80,963      $0          $0               $0
President and Chief   1994   $40,000      $0          $0               $0
 Executive Officer(3)  1993      -          -           -                -
________________________


(1)  No long term compensation was paid to any of the named individuals for the periods reported.
(2)  Information relates to the fiscal years ended April 30.
(3)  Mr. Pye was employed by the Company on December 1, 1993.  See "Employment Contract" below.


     Employment Contract. Effective December 1, 1993, the Company entered into a one-year agreement with Mr. Pye pursuant to which he receives compensation of $80,000 for providing senior executive services to the Company as an independent contractor. These services include, among other things, providing the services of a President of the Company. Under the terms of the agreement, Mr. Pye provides as an independent contractor at least sixteen hours of services per week with any services in excess of those hours compensated on an hourly basis. Unless terminated by either party, at the expiration of the initial and each succeeding one year term the agreement is extended for an additional one-year period. In order to induce him to serve the Company in this capacity, Mr. Pye was granted a warrant to purchase 500,000 shares of the Company's Common Stock at a price of $.83 per share, exercisable as to a cumulative 50,000 of such shares on each six month anniversary of the agreement with the first 50,000 shares exercisable on December 1, 1993. Such warrant terminates on December 1, 1998. Grant of this warrant to Mr. Pye was approved by the shareholders of the Company at a meeting held on February 23, 1994. Mr. Pye is not restricted under the terms of the agreement from serving other persons whose business may be in competition with that of the Company. The agreement also grants Mr. Pye certain rights of indemnification to the extent permitted by law.


Option Grants in year ended April 30, 1995.


                           Option/SAR Grants in Last Fiscal Year

                                     Individual Grants

                                                                Potential
                                                                Realizable
                                                                Value at Assumed
              Number of     % of Total                          Annual Rates of
              Securities    Options/SARs  Exercise              Stock Price
              Underlying    Granted to    or Base               Appreciation for
              SARs/Options  Employees in  Price     Expiration   Option Term(1)
   Name       Granted(#)    Fiscal year   ($/Sh)       Date      5%($)     10%($)

Richard Pye    150,000         100%        $0.83     12/1/98    $385,000  $590,000
________________________



(1)  Potential realizable value is calculated based on an assumption that the fair market value of each share of Common Stock appreciates at the annual rates shown (5% and 10%), compounded annually, from the date of grant until the end of the warrant term (5 years).  The value is net of the exercise price.  The 5% and
10% assumed rates are mandated by the rules of the Securities and Exchange Commission for purposes of calculating potential realizable value and do not represent the Company's estimate or projection of future stock prices and should not in any manner be relied upon as such.



Stock Option Holdings

     The following table provides information with respect to the named executive officer regarding Company options held at the end of the Company's year ended April 30, 1995 (such officer did not exercise any options during the most recent fiscal year).



                       Aggregate Option Exercises in 1995
                       and Option Values at December 31, 1995



                                                      Value of Unexercised
                       Number of Unexercised               In-the-Money
                    Options at April 30, 1995(#)  Options at April 30, 1995($)
    Name            Exercisable    Unexercisable  Exercisable    Unexercisable

Richard Pye          150,000         350,000          (1)              -0-
________________________


(1)  Based on the closing price of the Company's Common Stock on the NASDAQ National Market system on
September 18, 1995, the fair market value of the common stock underlying this option was less than the exercise price.



Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     Set forth below is information concerning the Common Stock ownership of all persons known by the Company to own beneficially 5% or more of the Company's Common Stock, and the Common Stock ownership of each Director of the Company and all Directors and officers of the Company as a group, as of July 26, 1995.


                                                  Percentage of
     Name of           Amount and Nature of      Outstanding Shares
Beneficial Owner(1)  Beneficial Ownership(2)(3)       Owned(3)

Richard Pye.........        200,000(4)                .4%
Gene W. Mulvihill...           -0-                    -0-
Julia Mulvihill.....           -0-                    -0-
Amos Phillips.......           -0-                    -0-
Joseph R. Bellantoni           -0-                    -0-
James Conlin........         10,000(5)                -0-
Edward Kelley.......          1,600                   -0-
Henry Johnson.......        100,000(6)                .2%
All Officers and Directors
as a Group.....             311,600(7)                .6%
____________________


(1)  The addresses of all of such persons other than Messrs. Phillips, Conlin and
Kelley is c/o the Company. The address of Mr. Phillips is R.D. #2, P. O. Box 808,
Sussex, New Jersey 07461, the address of Mr. Conlin is 355 Madison Avenue, Convent,
New Jersey 07960, and the address of Mr. Kelley is RD #4, Box 99, Vernon, New Jersey
07462.

(2) This tabular information is intended to conform with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities under that act.

(3)  After giving effect to the exercise of the Common Stock Purchase Warrants or options owned, in each case, by the person (or group) whose percentage ownership is set forth opposite the respective percentage.

(4) Pursuant to an agreement dated December 1, 1993 Mr. Pye was issued a warrant to purchase 500,000 shares of the Company's Common Stock exercisable at a price of $.83 per share. The warrant is exercisable in cumulative installments of 50,000 shares on each six month anniversary of the agreement with the first 50,000 shares exercisable on December 1, 1993.

(5) Includes 10,000 shares that may be purchased at $2.50 per share on exercise of Common Stock Purchase Warrants expiring through November 1997.

(6) Includes an option to purchase 100,000 shares of restricted common stock, exercisable at $3.125 per share, which was the closing bid price on July 10, 1992.

(7)  Includes the shares held of record and beneficially, as well as an aggregate of 300,000 shares issuable on exercise of outstanding Common Stock Purchase Warrants and options.





Item 12.  Certain Relationships and Related Transactions.

Loans and Guarantees

     As of April 30, 1995, Directors of the Company have guaranteed loans of the Company outstanding as of April 30, 1995 as follows:

        Name                       Amount Guaranteed

  Gene Mulvihill     . . . . . . .     $ 9,827,798
  Robert Holuba*     . . . . . . .       1,897,363
  Stanley Holuba*    . . . . . . .       1,897,363
      Total          . . . . . . .     $13,622,524
____________________

* Messrs. Holuba resigned as Directors of the Company effective August 7, 1995.


     Since June 1991, the Company has completed public offerings of its securities. Of the funds received by the Company, an aggregate of approximately $13,361,000 was utilized to repay principal and interest on loans either directly extended by or guaranteed by Directors and approximately $7,315,000 was loaned to Princeton or its subsidiaries. Messrs. Mulvihill and Holuba are Directors and principal shareholders of Princeton.

Real Estate and Related Transactions

     As of April 30, 1992, the board of directors of the Company and Princeton authorized the conversion of the Company's 30% common stock interest in Princeton, receivables in the amount of $12,323,843 and its entitlement to 5% of residential unit sales revenue of Princeton into 1,000 shares of the 10% pay-in-kind preferred stock (the "10% preferred stock") of Princeton having a stated value of $12,500,000. See Note 7 of Notes to Consolidated Financial Statements. Under the terms of the 10% preferred stock, the Company is entitled to receive a cumulative preferential dividend, payable in additional shares of 10% preferred stock, or at the option of Princeton in cash, based upon the stated value of the 10% preferred stock, which initially aggregated $12,500,000. Dividends accrue daily and are payable quarterly on each January 31, April 30, July 31, and October 31. Dividends accruing on the 10% preferred stock are to be paid in lieu of cash dividends by the issuance on each dividend payment date of additional shares of 10% preferred stock having an aggregate stated value equal to the amount of the preferred dividend to be paid, or at the option of Princeton in cash. The 10% preferred stock has no voting rights under any circumstances, including the failure of Princeton to pay any dividends on the 10% preferred stock, is not convertible into any other securities of Princeton and has no rights of redemption by the holder. Princeton has the option to redeem the 10% preferred stock at any time upon payment of its liquidation value plus accrued and unpaid dividends. On liquidation, dissolution or winding up of the Company, the holders of the 10% preferred stock will be entitled to be paid, before any payment to the holders of Common Stock, an amount in cash equal to the liquidation value per share and thereafter such holders shall not be entitled to any further payment. The terms of the 10% preferred stock were established by the board of directors of the Company and Princeton. At April 30, 1995, primarily as a consequence of the Princeton Investors bankruptcy proceeding described above, as well as the inability of the Company and Princeton to obtain certain agreements of First Fidelity, the Company's aggregate investment of $12,060,888 in the preferred stock of Princeton was fully reserved.

Other Transactions

     Mr. Mulvihill is a Director and principal shareholder of Princeton. Princeton was billed for services rendered by the Company. The value of the services rendered by the Company was mutually agreed upon by the management of both companies. The value of the managerial, administration and support services was based upon the efforts of management of the Company in raising capital for Princeton, providing assistance to Princeton in developing a real estate marketing program for its real estate, providing assistance in obtaining local and state approvals necessary to implement the marketing program and establishing a system of financial controls for Princeton. Also included were personnel services and the related estimated overhead expenses. Upon the closing of the sale of the Company's real estate business to Princeton as of October 31, 1989, the Company agreed to provide Princeton with certain support services (such as payroll) on a cost basis. During fiscal 1995 and 1994, the Company billed Princeton for approximately $3,270,000 and $3,193,000, respectively, for services with an offsetting reduction to the appropriate Company expense. The Company also invoiced Princeton approximately $2,293,000 and $1,289,000, respectively, for interest expenses. These payments were determined by the Company's financial personnel and were reviewed by the Company's executive officers. See Note 7 of Notes to Consolidated Financial Statements. The Company has adjusted the carrying value of its outstanding receivable balance with Princeton at April 30, 1995 to $13,000,000 which is net of a reserve allowance of $12,542,727. All future advances to Princeton by the Company will be fully reserved. The Company implemented this reserve allowance primarily as a consequence of the Princeton Investors' bankruptcy proceeding, as well as the inability of the Company and Princeton to finalize certain agreements with First Fidelity.

     Pursuant to an agreement, in 1976 the Company granted to TRC International, Inc. ("TRC"), a company in which Mr. Mulvihill has an ownership interest, the right to own and operate an Alpine Slide on the Company's Action Park property through the year 2018. Pursuant to the agreement, the first $895,000 of revenues from all the Alpine Slides on the property, including an additional Alpine Slide owned and operated by the Company, is allocated to TRC, less a 10% rental fee paid to the Company. The second $895,000 is allocated to the Company, with all excess revenues divided equally between the parties. The revenues of the Alpine Slides is estimated on the basis of a stipulated dollar amount per rider. The $895,000 sums are subject to adjustment to reflect increases in admission charges to the Action Park. Substantially all of the expenses of operating the slides are borne by TRC although certain expenses, including but not limited to, maintenance expenses, are allocated between TRC and the Company on a basis believed by management of the Company to be fair. The gross allocable receipts of TRC from the operation of the slides in each of the fiscal years ended April 30, 1995 and 1994 were $694,000 and $755,000, respectively. The
Company offset against amounts owing to TRC the sums of $191,000 and $206,000, in the fiscal years ended April 30, 1995 and 1994, respectively, for labor, parts, supplies and other miscellaneous expenses incurred on behalf of TRC. TRC's remaining operating expenses were paid by it directly. Management of the Company believes that the terms of the Company's transactions with TRC, when entered into were no less advantageous to the Company than those which could have been obtained from non-affiliated persons. The Company estimates that its revenue from all of the Alpine Slides, including the 10% rental paid to it by TRC, during the fiscal years ended April 30, 1995 and 1994, were $69,400 and $75,500, respectively. During the fiscal years ended April 30, 1995 and 1994, estimated payments of $512,000 and $436,000, were provided to TRC under this agreement, resulting in receivables from TRC at April 30, 1995 and 1994, of approximately $163,000 and $84,000, respectively. The receivable resulted from payments made during the summer season in advance of a final year end adjustment.

     On April 1, 1991, the Company entered into a five-year lease agreement with a corporation owned by Mr. Mulvihill and Mr. Stanley Holuba whereby the Company leased from the corporation 500 river ride rafts and a seventy foot high sports tower with bungee jumping equipment. Under the lease, the Company is required to pay a minimum of $300,000 during the first year, $180,000 during the second year, and $120,000 during each of the last three years of the lease. Through the fiscal year ended April 30, 1994 all lease obligations to the affiliated corporation were fulfilled. At April 30, 1995, a balance of $120,000 representing the Summer 1994 payment remained unpaid. At the end of the lease, the Company has the right to either purchase the equipment at its fair market value or renegotiate the lease.

     Pursuant to a September 11, 1985 agreement, the Company leased from Mr. Edward Kelly, a Director of the Company, an aggregate of approximately 35 acres of land adjacent to the Company's Action Park. Under the agreement the Company leases the parcel for a term of fifty years for recreational activities. The rental under the lease was approximately $183,000 per annum through April 30, 1990 and increased to approximately $215,000 per annum as of May 1, 1990 and is subject to adjustment every five years for increases in the consumer price index subsequent to July 15, 1991 and is subject to further adjustment for an amount equal to 1% of the amount by which the annual gross revenue from the Action Park and ski area and related activities exceeds $13 million in the adjustment year. As of April 30, 1995, the Company's former real estate subsidiary is indebted to Mr. Kelly in the amount of approximately $1,731,000 for real estate purchased in 1985. In connection with that transaction, the Company guaranteed this indebtedness to Mr. Kelly and secured approximately $1,411,000 the guarantee with a second mortgage on one of the Company's ski lodges. At a board of directors meeting held on December 21, 1989, the Company acknowledged that certain of the land lease fees amounting to approximately $833,000 at April 30, 1995, owed by the Company (see
Note 6 to Notes to Consolidated Financial Statements), and certain installment purchase payments and mortgage payments, plus accrued interest, amounting to $1,731,000 at April 30, 1995, guaranteed by the Company, due to Mr. Kelly, were in arrears. In return for Mr. Kelly agreeing to a moratorium on payments, the board agreed to consider alternate forms of compensation for Mr. Kelly. At the July 30, 1990 board of directors meeting, Mr. Kelly agreed to accept certain other forms of compensation including a food and beverage concession stand located at Action Park. The Company has significant leasehold improvements on the leased property. The Company is seeking to negotiate payment terms for its obligations.

     The Company pays fees for reimbursement of clerical and other services and rent not to exceed $8,000 per month and certain other direct expenses to a company affiliated with Mr. Mulvihill.

General

     Management of the Company believes that the foregoing transactions described under this Item 12 were as favorable to the Company as could have been obtained at the time and under the circumstances from non-affiliated persons. The Company's management attempted to raise capital throughout the periods referred to above from non-affiliated persons. In accordance with the New Jersey Business Corporation Law, each of the transactions was approved by a majority of the Company's disinterested Directors.

Item 13.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

          2 (a) Agreement and Plan of Merger dated June 15, 1989 among Princeton-New York, Inc., Stone Hill of Vernon, Inc. and Princeton-New York Investors, Inc.(4)
            (b) Merger Related Agreement dated as of June 15, 1989 among Princeton-New York Sub, Inc., Stone Hill of Vernon, Inc. and Registrant.(4)
            (c) Agreement dated as of June 15, 1989 among Princeton-New York Investors, Inc., Princeton-New York Sub, Inc. and Registrant.(4)

            (d) Stock Purchase Agreement dated as of June 15, 1988 between the Registrant and Stone Hill of Vernon, Inc.(4)

          3 (a) Certificate of Incorporation of
                Registrant.(1)

           (b) Certificate of Merger filed November 2, 1981.(1)

           (c) By-laws of Registrant.(1)

           (d) Certificate of Amendment filed September 7,
                1982.(4)

           (e) Certificate of Amendment filed March 9, 1987.(4)

           (f) Certificate of Amendment filed January 18,
                1990.(4)

           (g) Certificate of Designations.(5)

          4 (a) Specimen Common Stock Certificate.(1)

           (b) Form of Debenture Indenture, including Form of
                Debenture dated December 16, 1981 between
                Registrant and J. Henry Schroder Bank and Trust
                Company.(1)

           (c) Form of Debenture Indenture, including Form of
                Debenture, dated January 14, 1981 between
                Registrant and J. Henry Schroder Bank & Trust
                Company.(2)

           (d) Form of Warrant Agreement between Registrant and
                Registrar and Transfer Company relating to warrants dated December 16, 1981.(1)

           (e) Form of Warrant Agreement between Registrant and
                Registrar and Transfer Company relating to warrants dated January 14, 1981.(2)

           (f) Form of Debenture Indenture, including Form of
                Debenture, dated January 7, 1986, between
                Registrant and First Fidelity Bank, National
                Association, New Jersey.(3)

           (g) Form of Debenture Indenture, including Form of
                Debenture, dated as of June 12, 1991, between Registrant and American Stock Transfer and Trust
                Company.(4)

           (h) Preferred Stock Certificate.(5)

           (i) Form of Debenture Indenture, including Form of
                Debenture, dated as of May 7, 1992, between Registrant and American Stock Transfer and Trust Company(6)

          10(a) Profit Sharing Plan.(2)

           (b) Agreement dated November 16, 1979 between Vernon
                Valley Recreation Association and Robert Holuba and Stanley Holuba.(3)

           (c) Agreement dated October 15, 1980 between Stanson
                Chemicals, Inc. and Vernon Valley Recreation
                Association.(3)

           (d) Agreements dated October 15, 1982 between
                Registrant and Robert Holuba and Stanley
                Holuba.(3)

           (e) Warrant dated August 26, 1983 issued to Stanson
                Chemicals, Inc.(3)

           (f) 1983 Agreement between Stanley and Robert Holuba with Stone Hill of Vernon, Inc. and amendment thereto dated November 7, 1983.(3)

           (g) Letter agreements dated May 20, 1985 between
                Registrant and Robert Holuba and Stanley
                Holuba.(3)

           (h) 1985 Incentive Stock Option Plan(3)

           (i) Agreement dated February 11, 1986 among Vernon
                Valley Development Corp., Great Valley Real Estate Corporation and Registrant.(4)

           (j) Loan Agreement dated November 19, 1987 between
                First Fidelity Bank, NA and the Registrant.(4)

           (k) Agreement dated June 28, 1990 among First Fidelity
                Bank, National Association, Registrant and
                Princeton-New York Parent, Inc.(4)

           (l) Letter Agreement dated February 20, 1991 between
                First Fidelity Bank, NA and Registrant.(4)

           (m) Form of Common Stock Purchase Warrant to be issued to Julia Mulvihill, Robert Brennan, Robert Holuba and Stanley Holuba(4).

           (n) Third Addendum to the June 28, 1990 Agreement made
June 26, 1991 among First Fidelity Bank, National Association, New Jersey, Great American Recreation, Inc. and Princeton-New York
Parent, Inc.(5)

           (o) Agreement of Acquisition of Assets by and among Triple Threat Enterprises, Inc., Great American Boxing, Inc. and
Registrant(6)

           (p) Letter agreement dated March 31, 1992 and Term
                Sheet with First Fidelity Bank N.A., New Jersey
(6)

           (q) Lease Agreement dated April 1, 1991 between
                Registrant and S&G Leasing Corp.(6)

           (r) Asset Purchase and Secured Loan Agreement dated
July 23, 1992 by and among Triple Threat Enterprises, Inc., Great
American Boxing, Inc. and Registrant.(7)

           (s) Common Stock Purchase Warrant issued to Triple
                Threat Enterprises, Inc.(7)

           (t) Pledge of Stock and Escrow Agreement dated July
                23, 1992 by and among Triple Threat Enterprises,
Inc., Registrant, Great American Boxing, Inc. and Mason, Briody,
Gallagher & Taylor, Esqs.(7)

            (u) Sixth Addendum to the June 28, 1990 Agreement entered into September 30, 1992 among First Fidelity Bank, National Association, Registrant and Princeton-New York Parent, Inc.(8)

            (v) Amended and Restated Acquisition of Assets and Secured Loan Agreement By and Among Triple Threat Enterprises, Inc. d/b/a Gaming Devices Funding, Inc., Great American Boxing, Inc., Great Valley Real Estate Corp. and Registrant dated September 23, 1992(8)

                  (i)  Common Stock Purchase Warrant A-1(8)
                 (ii)  Common Stock Purchase Warrant A-2(8)
                (iii)  Secured Convertible Purchase Note(8)
                 (iv)  Second Secured Convertible Promissory
                                 Note(8)

            (w) Secured Loan and Registration rights Agreement By
                and Among Triple Threat Enterprises, Inc. d/b/a
Gaming Devices Funding, Inc., Great American Boxing, Inc. and the
Registrant(8)

                  (i)  Common Stock Purchase Warrant A-3(8)
                 (ii)  Third Secured Convertible Note(8)

            (x) Seventh Addendum to the June 28, 1990 Agreement entered into September 30, 1992 among First Fidelity Bank, National Association, Registrant and Princeton-New York Parent, Inc.(8)

            (y) Consolidated and Restated Agreement of Acquisition of Assets and Secured Loan and Registration Rights Agreement by and among Triple Threat Enterprises, Inc., Great American Boxing, Inc, and Registrant(9)

            (z) Amendment No. 1 to Consolidated and Restated
Agreement of Acquisition of Assets and Secured Loan and
Registration Rights Agreement by and among Triple Threat
Enterprises, Inc., Great American Boxing, Inc. and Great American
Recreation, Inc.(9)

           (aa) Ninth Addendum to the June 28, 1990 Agreement entered into June 28, 1993 among First Fidelity Bank, National
Association, Registrant and Princeton - New York Parent, Inc. (10)

           (bb) Note and Warrant Purchase Agreement dated May 17,
1993(10)

           (cc) Form of Debenture Indenture, including form of Debenture, dated as of July 8, 1994, between Registrant and American Stock Transfer and Trust Company(11)

           (dd) Eleventh Addendum to the June 28, 1990 Agreement entered into March 30, 1993 among First Fidelity Bank, National
Association, Registrant and Princeton-New York Parent, Inc. (13)

                (i) Amended Eleventh Addendum (13)

           (ee) Form of Common Stock Purchase Warrant expiring
February 15, 1997 (12)

           (gg) Joint Venture Agreement between Registrant and
Princeton-New York Parent, Inc. (12)



_______________________

     (1) Filed as an exhibit to the Registration Statement on Form S-l (File No. 2-74811) of the Registrant and incorporated herein by reference.

     (2) Filed as an exhibit to the Registration Statement on Form S-l (File No. 2-69804) of Vernon Valley Recreation Association,
Inc., a wholly owned subsidiary of the Registrant and incorporated herein by reference.

     (3) Filed as an exhibit to the Registration Statement on Form S-1 (File No. 33-227) of the Registrant and incorporated herein by reference.

     (4) Filed as an exhibit to the Registration Statement on Form S-1 (File No. 33-39074) of the Registrant and incorporated herein by reference.

     (5) Filed as an exhibit to the Registration Statement on Form S-1 (File No. 33-42763) of the Registrant and incorporated herein by reference.

     (6) Filed as an exhibit to the Registration Statement on Form S-1 (File No. 33-47162) of the Registrant and incorporated herein by reference.

     (7) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1992.

     (8) Filed as an exhibit to the Registration Statement on Form S-1 (File No. 33-51856) of the Registrant and incorporated herein by reference.

     (9) Filed as an exhibit to the Registration Statement on Form S-1 (File No. 33-57190) of the Registrant and incorporated herein by reference.

     (10) Filed as an exhibit to the Registration Statement on Form S-1 (File No. 33-76164) of the Registrant and incorporated herein by reference.

     (11) Filed as an exhibit to the Registration Statement on Form S-1 (File No. 33-78864) of the Registrant and incorporated herein by reference.

     (12) Filed as an exhibit to the Registration Statement on Form S-1 (File No. 33-84810) of the Registrant and incorporated herein by reference.


     22  Subsidiaries of Registrant.

        Name                               State of Incorporation

Vernon Valley Recreation
  Association, Inc.                          New Jersey
Great Gorge                                  New Jersey
Great Heritage, Inc.                         Colorado
Great Valley Real Estate
  Corporation                                New Jersey
TAV, Inc.                                    New Jersey
Stonehill Maintenance Corp.                  New Jersey
Stonehill Management Inc.                    New Jersey
Vernon Valley Sewer
  Company, Inc.                              New Jersey
Great American Boxing, Inc.                  New Jersey
Great American Construction, Inc.            New Jersey
Stonehill Sewer Co., Inc.                    New Jersey
Stonehill Water Co., Inc.                    New Jersey

          (b) The Company did not file any current reports on Form 8-K during the fourth quarter of the fiscal year ended April 30, 1995.


Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GREAT AMERICAN RECREATION, INC.


                                By /s/ Richard Pye
                                  Richard Pye, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                 Title                                Date


 /s/ Richard Pye
(Richard Pye)           President and Director
                        (Principal Executive Officer)       September 30, 1995

 /s/ Joseph Bellantoni
(Joseph Bellantoni)     Vice President-Finance
                        (Principal Financial and
                        Accounting Officer)                 September 20, 1995

 /s/ Gene W. Mulvihill
(Gene W. Mulvihill)     Director                            September 20, 1995


 /s/ Amos Phillips
(Amos Phillips)         Director                            September 20, 1995



(James Conlin)          Director                                        , 1995


 /s/ Julia Mulvihill
(Julia Mulvihill)       Director                            September 20, 1995



(Edward Kelley)         Director                                        , 1995


                        Director                                        , 1995
(Henry Johnson)












            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors and Stockholders of Great American Recreation, Inc. and Subsidiaries


    We have audited the accompanying consolidated balance sheet of Great American Recreation, Inc. and Subsidiaries as of April 30, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two fiscal years in the period ended April 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great American Recreation, Inc. and Subsidiaries as of April 30, 1995, and the results of its operations and its cash flows for each of the two fiscal years in the period ended April 30, 1995, in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company is a defendant in a foreclosure action to foreclose a number of mortgages and security interest which encumber a variety of different types of collateral, including real property, rents, machinery, equipment, note receivables and pledged stock.
The Company also has a significant working capital deficiency and has encountered difficulties in paying its creditors on a timely basis, including violating loan agreements, that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                        MORTENSON AND ASSOCIATES, P.C.
                        Certified Public Accountants




Cranford, New Jersey
September 22, 1995



                 GREAT AMERICAN RECREATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                April 30, 1995

                                     ASSETS


                                                        April 30, 1995
Current Assets:
  Cash                                                  $   137,586


  Other receivables, net (including allowance for
    doubtful accounts of $1,966,820 at April 30,
    1995)                                                 1,857,344
  Prepaid and other assets                                  299,225
    Current Assets                                        2,294,155

Noncurrent Assets:

  Receivable from Princeton, net
   (including reserve allowance of $12,542,727
   at April 30, 1995)                                    13,000,000
  Other assets (Notes 1 and 2)                              543,375
  Properties, at cost (Notes 1, 2 & 6):
    New Jersey:
      Land                                               37,890,195
      Buildings and improvements                          1,501,818
      Winter ski area                                     1,642,204
      Summer Action Park                                  3,625,833
      Mountain Top Recreation Center                      5,585,437
      Vehicles, equipment, furnishings and
        improvements                                      2,161,007
    Colorado:
      Summer recreational facility                          406,793
                                                         52,813,287
Less: accumulated depreciation and amortization           2,223,352

    Net Properties                                       50,589,935
    Noncurrent Assets                                    64,133,310
    Total Assets                                        $66,427,465












                             See accompanying notes


                GREAT AMERICAN RECREATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                April 30, 1995


                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     April 30, 1995
Current Liabilities:
  Accounts payable                                    $ 4,413,380
  Accrued liabilities (Note 3)                         11,881,573
  Deferred revenue and other liabilities
  (Notes 1 and 2)                                         152,769
  Debt (Note 4):
    Mortgages                                          19,227,798
    Equipment financing                                    24,653
    Subordinated debentures                            13,707,654
    Unsecured                                  3,844,671
        Total Debt                                     36,804,776
          Current Liabilities                          53,252,498

Noncurrent Liabilities:
  Debt (Note 4):
    Subordinated debentures                             5,490,760
      Total Debt                                        5,490,760
      Noncurrent Liabilities                            5,490,760
      Total Liabilities                                58,743,258

Commitments and contingencies (Note 6)

Redeemable Preferred Stock (2005 aggregate
  liquidation value $8,350,000, 1,670,000
  shares issued and outstanding at
  April 30, 1995 - Note 9)                              2,172,352

Stockholders' Equity:
  $10 Convertible preferred stock:
    $1.00 par value; authorized 5,000,000 shares,
      601,404 issued and outstanding at April 30,
      1995, (Note 9)                                      601,404
Series B Convertible Preferred Stock
  $1.00 par value; 12,500 shares issued and
    outstanding at April 30, 1995 (Note 9)                 12,500
  Common stock:
    $.01 par value; authorized 100,000,000 shares,
      54,420,358 issued at April 30, 1995 (Note 8)        544,204
  Paid-in capital in excess of par value               42,031,908
  Retained earnings since elimination of deficit
    of $31,017,247 in April 30, 1992 quasi-
    reorganization (Note 2)                           (37,614,087)
  Common stock in treasury, at cost, 2,378 shares         (64,074)
 Total Stockholders' Equity                             5,511,855
     Total Liabilities and Stockholders'
        Equity                                        $66,427,465


                             See accompanying notes



                 GREAT AMERICAN RECREATION, INC, AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      Years Ended April 30, 1995 and 1994


                                                          Fiscal years ended
                                                                April 30,
                                                     1995                  1994

Revenue:
  Admission                                       $10,708,498          $13,336,509
  Food & beverage                                   3,559,009            4,625,055
  Other                                             5,925,198            6,716,533
                                                   20,192,705           24,678,097
Cost of operations:
  Admission                                         9,212,630            8,172,309
  Food & beverage                                   2,906,213            2,975,343
  Other                                             3,514,352            3,759,295
                                                  $15,633,195          $14,906,947
Selling, general and
 administrative                                     3,975,806            5,626,946
Interest expense                                    2,068,492            2,617,646
Amortization of financing
 costs                                                 66,718               95,111
Dividend income from
 Princeton New York Parent                         (1,581,074)          (1,432,375)
Depreciation and amortization                       1,149,813              982,241
                                                  $21,312,950          $22,796,516

                                                  $(1,120,245)          $1,881,581

Unusual items (Note 12)                           (37,448,566)              -0-
Income (loss) from operations                    $(38,568,811)          $1,881,581
Less:  Preferred Stock dividend
 requirements                                          -0-               1,141,726
Net income (loss) applicable to
  common shareholders                            $(38,568,811)            $739,855
Per common share (Primary):

  Net income (loss)                                $    (0.77)          $     0.03

Weighted average number
 of shares outstanding                             50,026,003           23,053,948

Per common share (Fully diluted):

  Net income (loss)                                $   *                $   0.03

Weighted average number of shares outstanding
 assuming conversion of stock options
 and warrants based on the treasury stock
 method when dilutive                              50,524,194           24,465,998



* Anti-Dilutive




                              See accompanying notes




                   GREAT AMERICAN RECREATION, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         Years Ended April 30, 1995 and 1994



                10% Cumulative     Series B                                              Retained
                Preferred          Preferred               Common                        Earnings/
             Number              Number              Number                Paid in     (Accumulated)   Treasury
             Shares   Amount     Shares     Amount   of Shares    Amount   Capital      (Deficit)        Stock

Balance
 4/30/93     920,000  $920,000                      16,909,455  $169,095   $21,330,043    $214,869     $(64,074)
Preferred
 stock converted
 to common
 (Note 9)    (39,635)  (39,635)                        118,905     1,189        38,446
Stock issued
 for services
 rendered
 (Note 8)                                              250,000     2,500       472,500
Stock issued
 in connection
 with public
 offerings
 (Note 8)                                           23,000,000   230,000    14,747,591
Dividend on Preferred Stock                                                              (1,141,726)
Net income                                                                                1,881.581


Balance
 4/30/94     880,365  $880,365       0        0     40,278,360  $402,784    $36,588,580    $954,724      $(64,074)


Preferred Stock
 converted to
 common stock
 (Note 9)   (278,961) (278,961)                      2,231,688   22,317         256,644
Stock issued
 in connection
 with exchange
 offering
 (Note 8)                                           10,586,810  105,868       5,457,125
Stock issued in
 connection with
 legal settlement
 (Note 8)                                            1,000,000   10,000          40,000
Stock issued in
 connection with
 conversion of debt
 (Note 8)                                               23,500      235          11,541
Stock issued
 for services
 rendered
 (Note 8)                                              300,000    3,000          90,900
Issuance of Series
 B Preferred
 Stock (Note 9)                   12,500   $12,500                              612,500
Dividend on
 Preferred Stock                                                             (1,025,382)
Net loss                                                                                    (38,568,811)


Balance
 4/30/95    601,404  $601,404     12,500   $12,500  54,420,358 $544,204     $42,031,908    $(37,614,087)     $(64,074)


                                  See accompanying notes


                 GREAT AMERICAN RECREATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                      Years ended April 30, 1995 and 1994




                                                                     Fiscal years ended
                                                                          April 30,
                                                                1995                   1994

Cash flows for operating activities:
  Income (loss) from operations                            $(38,568,811)           $ 1,881,581
   Adjustments to reconcile net (loss) income
    to net cash (used in) provided by
    operations:
     Depreciation and amortization                            1,149,813                982,241
     Amortization of financing costs                             66,718                 95,111
     Reserve on advances and investment in
      unconsolidated subsidiary (Note 11)                       587,452                437,541
     Dividend income paid in kind                            (1,581,075)            (1,432,375)
     Interest expense paid in kind                                -0-                  309,097
     Write-Down of Goodwill (Note 12)                         5,077,811                  -0-
     Reserve of Stony Point Mortgage (Note 12)                2,199,206                  -0-
     Write-Off of Original Issue Discount
      of Subordinated Debentures (Note 12)                    1,434,016                  -0-
     Reserve on Advances to Princeton (Note 12)              12,542,727                  -0-
     Reserve of Investment in Princeton (Note 12)            12,060,888                  -0-
     Reserve of Receivables from
      Princeton Investors, Inc. (Note 12)                       922,445                  -0-
     Debt Issuance Costs (Note 12)                              625,000                  -0-
Change in assets and liabilities:
     Increase in receivable from Princeton                   (6,499,248)           (8,579,523)
     Prepaid and other assets                                   344,050              (378,100)
     Deferred charges                                             -0-
     Deferred financing costs                                     -0-                 (95,111)
     Other receivables                                         (110,798)             (593,369)
     Advances to unconsolidated subsidiary
      (Note 11)                                                (972,932)             (420,937)
     Accounts payable and accrued liabilities                 7,178,427               616,871
     Deferred revenue and other liabilities                    (884,614)              904,302
       Net cash (used in) provided by
       operations                                            (4,428,925)           (6,272,671)
Cash flows from investing activities:
    Utilization of escrow held for debt
     payments                                                    -0-                1,520,000
    Utilization of escrow held for interest
     payments                                                    -0-                  536,111
    Additions to properties                                  (3,657,762)           (4,270,070)

       Net cash (used in) provided by
       investing activities                                  (3,657,762)           (2,213,959)

Cash flows from financing activities:
    Additional borrowings - third party                       4,062,751             1,463,004
    Repayment of borrowings - third party                      (124,803)           (2,248,744)
    Repayment of borrowings - related party                      -0-                 (742,804)
    Issuance of common stock                                     -0-               14,977,591
    Costs in Connection with Exchange Offering                  (49,036)               -0-
    Dividends on preferred stock                                 -0-                 (676,905)
       Net cash (used in) provided by
       financing activities                                   3,888,912            12,772,142
Net increase (decrease) in cash                              (4,197,775)            4,285,512
Cash balance at beginning of year                             4,335,361                49,849
Cash balance at end of period                                 $ 137,586            $4,335,361



                              See accompanying notes




                GREAT AMERICAN RECREATION, INC. AND SUBSIDIARIES
                     SUPPLEMENTARY SCHEDULE OF NON-CASH
                 OPERATING, INVESTING AND FINANCING ACTIVITIES
                      Years Ended April 30, 1995 and 1994


                                                       Fiscal Years Ended April 30,
                                                    1995                    1994


Accounts payable                                   93,900                 475,000
Common stock and Paid-in-Capital
  issued for services (Note 8)                    (93,900)               (475,000)
Subordinated Debentures                         5,612,029                   -0-
Common Stock and Paid-in-Capital
  issued in connection
  with exchange offering (Note 8)              (5,612,029)                  -0-
Common Stock and Paid-in-Capital (Note 8)         (11,776)                  -0-
Subordinated debentures converted
  to common stock                                  11,776                    -0-
Preferred Stock and Paid-in-Capital
  issued in connection with financing
  costs of demand loans (Note 9)                 (625,000)                   -0-
Financing costs                                   625,000                    -0-
Common Stock and Paid-in-Capital
  issued in connection with
  settlement of lawsuit (Note 9)                  (50,000)                   -0-
Other assets - stock held in escrow                50,000                    -0-
Net non-cash operating,
 investing & financing
 activities                                       $  -0-                  $  -0-

















                           See accompanying notes



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

     The accompanying Consolidated Financial Statements include the accounts of Great American Recreation, Inc. (the "Company") and the accounts of all majority-owned subsidiaries. The consolidated balance sheet is a classified presentation which distinguishes between current and noncurrent assets and liabilities. The Company believes that a classified balance sheet provides a more meaningful presentation consistent with the business cycles of the Company's operations. All significant intercompany accounts and transactions have been eliminated in consolidation. An investment in a 30.9% owned subsidiary, which is currently in bankruptcy proceedings, was previously carried at net estimated realizable value and fully reserved in fiscal 1995 (See Note 11). The Comp4any's investment in Princeton New York Parent, Inc., hereinafter referred to as "Princeton", was carried under the equity method of accounting through the period ended April 30, 1992. On April 30, 1992, the board of directors of the Company and Princeton authorized the conversion of the Company's common stock investment, along with receivables, and its entitlement to 5% of residential unit sales revenue of Princeton into a preferred stock investment (See Notes 2, 7 and 12).

Operations

     The Company owns and operates, through its wholly-owned subsidiary, Vernon Valley Recreation Association, Inc. ("Vernon Valley"), a summer Action Park and a winter recreational ski area in northern New Jersey. Great Gorge, a wholly-owned subsidiary of the Company, owns a recreational ski area which is operated by Vernon Valley. Another of the Company's subsidiaries, Great Heritage, Inc., operates a summer recreational facility in Colorado. Great American Boxing, Inc., has an interest in the gross fees, honoraria, and other compensation of four professional boxers. In addition, the Company has a 30.9% interest in Stony Point Recreation Corporation (See Note 11). Other subsidiaries operate property rental, management and maintenance businesses.

Inventories

     Inventories for operations, included in prepaid and other assets, consist primarily of merchandise for resale and food and beverage supplies and are valued at the lower of cost (first-in, first-out) or market. Inventories were $170,533 at April 30, 1995.


Properties and depreciation

     Properties include expenditures for new facilities and improvements which substantially increase the useful lives of existing facilities. The costs of these assets include in-house labor, an applicable portion of overhead expenses and interest. Capitalized leases are also included in properties. The cost of maintenance and repairs is charged to expense as incurred.

     For financial reporting purposes, property and equipment is depreciated using the straight-line method. The useful lives of such assets, as previously estimated, and the estimated remaining useful lives beyond April 30, 1992 established as part of the quasi-reorganization discussed below, are as follows (in years):

                                            Original         Estimated
                                            Estimate       Remaining Life
     Building and equipment...............   5-40              20
     Winter ski area......................   5-20              10
     Summer Action Park...................     20              10
     Vehicles, equipment, furnishings
       and improvements...................   3-20              3-8
     Colorado summer recreational
       facility...........................   5-20              10

     The Company implemented a quasi-reorganization as of April 30, 1992, which resulted in adjustment of the properties account based on their relative fair values and the elimination of accumulated depreciation as of April 30, 1992.

     The implementation of the quasi-reorganization did not result in a change in the Company's method of depreciation or any material change in the remaining useful lives of the Company's property and equipment.

     Property and equipment purchased after April 30, 1992, is depreciated using the straight-line method. The useful lives of such assets are estimated as follows:

     Building and equipment................  5-40
     Winter ski area.......................  5-20
     Summer Action Park....................    20
     Vehicles, equipment, furnishings and
       improvements........................  3-20
     Colorado summer recreational
       facility............................  5-20


     Leasehold improvements are amortized over the shorter of the lives of the leases or estimated useful lives of the improvements. Depreciation deducted for income tax purposes is computed on the straight-line and accelerated methods and at generally shorter estimated useful lives than used for financial reporting purposes.

Interest

     Interest is capitalized on those assets that require a period of time to bring them to a condition for their intended use and for which interest cost is being incurred. At April 30, 1995 and 1994, such assets, from operations, were comprised principally of additions and improvements to the Company's summer Action Park and winter ski areas. In the third quarter of fiscal 1993, the Company commenced construction on a 300 site campground. In accordance with Financial Accounting Standards Board Statement No. 34, interest allocated to this project is accumulated and deferred until such time that the assets can be utilized. For the fiscal years ended April 30, 1995 and 1994, $424,195 and $876,820 of interest has been allocated to this project, respectively.




1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The following table summarizes interest incurred and the amounts capitalized during the period (000's omitted):

                                       Year Ended April 30,
                                     1995               1994

Operations:
  Amortization of finance costs      $   67           $   95
  Interest expense-third party        4,361            3,907
  Capitalized interest                  424              943
   Subtotal                           4,852            4,945
 Less Interest charged to
  Princeton Parent                   (2,293)          (1,289)
    Total interest incurred from
     Operations                      $2,559           $3,656

     Interest payments from operations made in fiscal 1995 and 1994 are $3,623,000 and $4,984,000 respectively.

Deferred charges

     Deferred charges consist principally of debt issuance costs. Costs of issuance are being amortized using the straight line method over the terms of the related debt. Total amortization of deferred finance charges from operations, amounted to approximately $66,718 and $95,111 for the years ended April 30, 1995 and 1994, respectively.

Other assets

     At April 30, 1995 other assets consisted primarily of a liquor license.

Income taxes

     In connection with the quasi-reorganization effected on April 30, 1992 (See
Note 2), the Company has adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, effective on that date. The effect of the adoption had no material affect on the financial statements (Note 5).

Earnings (loss) per common share

     Primary earnings (loss) per share of common stock were computed by dividing income (loss) for the period by the weighted average number of shares of common stock and common stock equivalents outstanding for each year. Common stock equivalents are not included where the effect would be anti-dilutive. In computing the weighted average number of shares of common stock and common stock equivalents outstanding for the respective years, shares issuable upon exercise of warrants and options have been reduced by shares of common stock assumed to be purchased with the proceeds from the exercise at the average market price of the Company's common stock during the year.

Deferred revenue

     At April 30, 1995, deferred revenues from operations consisted of monies received in advance for its recreational facilities of its Action Park and Ski area.

Profit sharing plan

     The Company has a profit sharing plan covering substantially all full time employees. The Company has not provided for a contribution since fiscal 1986.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Equivalents

     For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

     The Company currently maintains cash accounts with financial institutions which exceed the maximum amounts insured by the Federal Depository Insurance Corporation.

     During the fiscal years ended April 30, 1995 and 1994, the Company recorded $1,581,074 and $1,432,375 in revenue from the issuance of additional shares of preferred stock as dividends paid on the pay-in-kind preferred stock by Princeton. Also during these periods the Company billed Princeton approximately $3,270,000 and $3,194,000 for reimbursement of expenses incurred for providing certain support services including payroll, marketing and staffing essentially on a cost basis. At April 30, 1995, as a consequence of the Princeton Investors bankruptcy proceeding and First Fidelity's refusal to grant a non-disturbance in connection with the sale of long-term contractual rights to use amenities of the Company and Princeton, the Company's aggregate investment of $12,060,888 in the preferred stock of Princeton was fully reserved. In addition, the Company has adjusted the carrying value of its outstanding receivable balance with Princeton at April 30, 1995 to $13,000,000, which is net of a reserve allowance of $12,542,727. All future advances to Princeton by the Company will be fully reserved.

     Certain fiscal 1994 items have been reclassified to conform with the fiscal 1995 presentation.

New Authoritative Pronouncements

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure about Fair Value of Financial Instruments." In October of 1994, the FASB issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." While SFAS No. 119 primarily creates new disclosure requirements for derivative financial instruments which the Company does not trade in at this time, the technical disclosure amendments to SFAS No. 107 created by SFAS No. 119 will be implemented on April 1, 1996. The FASB has also issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which the Company adopted on April 1, 1995. The adoption of these new statements is not expected to have a material impact on the Company's financial position or results of operations.


2. QUASI-REORGANIZATION

     As of April 30, 1992, the board of directors of the Company and all of its subsidiaries approved a corporate readjustment of their accounts, effected in the form of a quasi-reorganization, which resulted in the adjustment of assets and liabilities to estimated fair values and the elimination of the accumulated deficit, effective April 30, 1992. The Company had implemented the quasi-reorganization at that time since it had completed its reorganizations with respect to real estate development activities, raised substantial new capital and completed the necessary restructuring which would permit the concentration of efforts on recreational activities.

2.   QUASI-REORGANIZATION (continued)

     The net amount of such revaluation adjustments, together with the accumulated deficit as of the date thereof, was transferred to paid-in capital in accordance with the accounting principles applicable to quasi-reorganizations. The adjustments included writedowns of certain deferred costs and other intangibles not considered to have future value, revaluations of land and depreciable assets, receivables and adjustments to deferred gains, deferred revenue and debt.

     The effect of the quasi-reorganization reduced the burden of depreciation, amortization and interest on future operations and will effect the comparability of future operating statements with those for years ending through April 30, 1992. The fair value adjustment to the properties was based upon an independent appraisal and represent the value in use to the Company. The effect of the fair value adjustment was to write-up nondepreciable assets and write-down depreciable assets resulting in the appearance of improved operating performance due primarily to a reduction in reported depreciation and amortization expense by approximately $4,072,000 per year. Any future income tax benefits resulting from the utilization of net operating loss and other carryforwards existing at April 30, 1992 and timing differences resulting from the quasi-reorganization, will be excluded from the results of operations and credited to paid-in capital.

     In conjunction with the quasi-reorganization, the board of directors of the Company and Princeton authorized the conversion of the Company's 30% equity interest in Princeton, along with receivables and its entitlement to 5% of residential unit sales revenue of Princeton into a preferred stock investment. Accordingly, the new investment in preferred stock is accounted for under the cost method.


3.   ACCRUED LIABILITIES

     Accrued liabilities at April 30, 1995 consists of the following:

                                                 April 30, 1995

     Payroll and payroll taxes                       1,223,810
     Real estate taxes                                 346,867
     Interest                                        2,546,615
     Insurance related claims (Notes 6 and 12)       3,771,003
     Workmen's compensation insurance                  417,269
     Lease litigation reserve (Note 6)                 833,141
     Dividends payable                                 987,851
     Reserve on Stony Point Guarantee (Note 12)      1,553,812
     Other                                             201,205
                                                   $11,881,573

4.   DEBT

     Debt at April 30, 1995 consists of the following:

                                                 April 30, 1995
     Mortgages and other secured debt:

     First mortgage loans in default to
      principal lending bank, $13,150,000
      with interest at prime plus 2.5%,
      and a $1,750,000 line of credit in
      default at prime plus 2.5%                 $ 14,900,000
     First mortgage loans payable on demand,
      interest from 12% to 12.5%                    4,327,798
                                                 $ 19,227,798
     Less current portion                         (19,227,798)
     Noncurrent portion                            $      -0-

       Equipment financing:

     Obligations under capital leases,
      interest at 13.31% with installments
      to December 1995                          $     24,653
                                                $     24,653
     Less current portion                            (24,653)
     Noncurrent portion                           $      -0-

       Subordinated debentures:

     10% subordinated PIK debentures,
       originally due May 31, 2006
       currently in default                     $  6,288,659

     Zero coupon subordinated debentures,
      due December 31, 2002                        7,634,400
       Less: unamortized discount                 (4,044,572)

     Zero coupon subordinated debentures,
      due May 31, 2006                             3,622,090
       Less: unamortized discount                 (2,510,463)

     10% subordinated debentures, originally
      due January 7, 1996 currently in default     4,480,300

     15% participating subordinated debentures,
      originally due August 1, 1995 currently
      in default                                     550,000

     13% convertible subordinated debentures,
      originally due December 31, 1996,
      convertible into common stock at $87.00
      per share currently in default               1,455,500


     4.  DEBT (Continued)
                                                April 30, 1995

     9% subordinated debentures, due December 31,
      1988, convertible into common stock at
      $125.00 per share                              73,500

     Subordinated and cumulative debentures
      due through August 2001, interest rates
      between 0% and 15% and/or free and
      unlimited skiing                              914,500

     5% subordinated and cumulative debentures,
      payment deferred pending satisfaction of
      senior indebtedness                           734,500
                                               $ 19,198,414
     Less current portion                       (13,707,654)
     Noncurrent portion                        $  5,490,760

       Unsecured:

     Unsecured notes payable, interest from
      prime to 18%, balance due on demand     $  3,844,671
                                              $  3,844,671
     Less current portion                       (3,844,671)
     Noncurrent portion                         $      -0-
       Total debt                             $ 42,295,536
     Less total current portion               $(36,804,776)
     Total noncurrent portion                 $  5,490,760

     The prime interest rate was 9.0% at April 30, 1995.

Primary Lending Bank Activity

     On May 17, 1995, First Fidelity Bank, N.A. ("First Fidelity") commenced (the Foreclosure Action) against the Company, substantially all of its subsidiaries, Princeton and its subsidiaries and others alleging that the indebtedness owing to First Fidelity by the Company and Princeton is in default and seeking to foreclose on certain real and personal assets which are collateral for the obligations of the Company and its subsidiaries and Princeton and its subsidiaries. First Fidelity is also seeking certain other relief in the action. The assets involved in the Foreclosure Action constitute substantially all of the assets of the Company and its subsidiaries as well as of Princeton and its subsidiaries. A director of the Company is also an officer, Director and principal shareholder of Princeton and the agreements and other instruments evidencing the obligations of the Company and its subsidiaries and Princeton and its subsidiaries to First Fidelity contain cross-default provisions whereby a default by the Company, any of its subsidiaries, Princeton or any of its subsidiaries under any of their obligations to First Fidelity constitutes a default by each of the other obligors under their obligations to First Fidelity. In addition, each of the Company and Princeton have guaranteed the obligations of the other and their respective subsidiaries to First Fidelity. First Fidelity claims the Company and its subsidiaries owe it, as of May 15, 1995, an aggregate of approximately $16,240,000 plus interest, counsel fees and other costs as permitted by the relevant loan documents and that Princeton, and its subsidiaries, owe it, as of May 15, 1995, an aggregate of approximately $2,738,000 plus interest, counsel fees and other costs as permitted by the relevant loan documents. The Company claims that the principal amount owing by the Company at April 30, 1995 was $14,900,000 and by Princeton on that date was $2,330,520.

4.  DEBT (Continued)

     The Company and Princeton and their subsidiaries have filed an answer denying the material allegations of the Complaint and setting forth a counterclaim asserting, among other things, that First Fidelity engaged in bad faith and misconduct and breached its fiduciary duties to the defendants in failing to provide certain construction financing relating to a condominium project of a subsidiary of Princeton, refused to grant non-disturbance agreements to the Company and a subsidiary of Princeton in connection with the sale of long-term contractual rights to use amenities on the property by a joint venture between the Company and Princeton all of which were critical to the defendants' ability to perform under their obligations to First Fidelity and to meet the Company's other obligations.

     If First Fidelity is successful in the Foreclosure Action it will succeed to the ownership of substantially all of the Company's assets without any assumption of the Company's liabilities. The Company believes that its equity in the assets which are the subject of the Foreclosure Action exceeds the amount First Fidelity claims it is owed by both the Company and Princeton. However, there can be no assurance as to the outcome of the Foreclosure Action (or any of the other legal proceedings to which the Company is a party) and thereby there can be no assurance that the Company will not be forced to commence a reorganization proceeding under the Federal Bankruptcy Laws or may not be forced into liquidation by its creditors. Under such circumstances there can be no assurance that after paying all outstanding secured and other indebtedness ranking senior there will be any assets available for distribution to the Company's holders of its outstanding subordinated debentures or shareholders or that such holders will retain any equity or subordinated debt interest in the Company following any reorganization proceeding. A consent order has been entered into in the litigation whereby the Company has agreed not to disburse any monies other than for the payment of ordinary business expenses without the consent of First Fidelity and further provides that the Company cannot enter into any agreement pursuant to which it or any subsidiary would incur any payment obligation outside of the ordinary course of business.

     On September 13, 1995, a non-affiliated person entered into an option agreement with First Fidelity to acquire from First Fidelity the indebtedness of the Company and its affiliates owing to First Fidelity, the related collateral and First Fidelity's interest in the Foreclosure Action. The non-affiliated person paid approximately $1,627,000 for the option which provides for a final closing date of October 27, 1995. The consummation of the option agreement is subject to the fulfillment of numerous conditions and the delivery of various documents, including releases and indemnification agreements from the Company and its affiliates in favor of First Fidelity. There can be no assurance that the First Fidelity indebtedness, and the related collateral and Foreclosure Action will be acquired by the non-affiliated person, that such person will not pursue the Foreclosure Action or that the Company will be able to obtain from the non-affiliated person any agreements favorable to the Company and its future activities.

Other secured debt

     In March 1989, the Company refinanced the mortgage on one of its ski lodges in order to make available additional cash for operations. The Company entered into a $5,000,000 mortgage, which was originally scheduled to be repaid over five years ending March 1, 1994. The mortgage has two participants with each participant originally holding an equal share of the mortgage. Interest on the mortgage is 12% for one participant's share of the Loan, and 12-1/2% for the other. This loan is guaranteed by certain individuals, including a director of the Company. The Company has been notified that because of First Fidelity

4.  DEBT (Continued)

continuing its foreclosure proceeding, the participants of the mortgage will commence a foreclosure action with respect to their first lien position. The participants have advised the Company that provided the Company remains current on its payment obligations to the participants and First Fidelity does not move to a Sheriff's Sale, the participants of this mortgage will forbear from concluding this action for a period of six months from August 1, 1995.

Subordinated debentures

     On June 3, 1994, the Company commenced an exchange offer offering to certain debentureholders pursuant to which the debentureholders had the right to exchange each $100 in principal amount of old debentures held by such holders for the following securities: For each $100 principal amount of the Company's 10% Subordinated Debentures due May 31, 2006, an exchange holder received
$30.00 in principal amount Zero Coupon Debentures due May 31, 2006 and 130 shares of the Company's Common Stock, and for each $100 principal amount of the company's 10% Subordinated Debentures due January 7, 1996 and for each $100 principal amount of the Company's 13% Convertible Subordinated Debentures due December 31, 1996 an exchanging holder received $100 in principal amount of Zero Coupon Debentures and 130 Shares of Common Stock. At the conclusion of the exchange offer, $6,404,500 principal amount of the 10% PIK Subordinated Debentures had been tendered, $1,269,700 principal amount of the 10% Subordinated Debentures had been tendered and $469,500 principal amount of the 13% Convertible Subordinated Debentures had been tendered. All debentures tendered were accepted. The exchange offer expired on September 8, 1994.

     On August 7, 1995, American Stock Transfer and Trust Company, a trustee under a Debenture Indenture dated as of June 12, 1991 under which there is outstanding $6,288,659 principal amount of subordinated debentures due May 31, 2006, commenced a lawsuit in the United States District Court for the District of New York alleging that the Company had defaulted in the payment of interest due on the debentures, that the entire principal amount and accrued interest is now due and payable and seeking to recover a judgment for such amount. The Company has filed an answer in this litigation which, among other things, alleges that the plaintiff is disqualified from so acting by reason of conflicts of interest in fulfilling its duties to the debentureholders and is thereby barred from maintaining this lawsuit. There can be no assurance that the Company will be successful in its defense of this litigation or that as a result of the institution of this litigation that the Company will not be compelled to commence a proceeding under Chapter XI of the Federal
Bankruptcy laws.

     As stated above, the Company is currently in default and a lawsuit has been filed against the Company in connection with the Company's 10% subordinated debentures due May 31, 2006 in the principal amount of $6,288,659. In addition, the Company is currently in default with respect to its 10% subordinated debentures due January 7, 1996 in the principal amount of $4,480,300; 15% subordinated debentures due August 1, 1995 in the principal amount of $550,000; and 13% convertible subordinated debentures due December 31, 1996 in the principal amount of $1,455,500. As a result of such defaults, the Company has recorded these subordinated debentures as current and, accordingly, has written off the original issue discount associated with these debentures in the aggregate amount of $1,434,016 as an unusual item.







4.  DEBT (Continued)

Other Debt

     During fiscal 1995, the Company sold for an aggregate consideration of $600,000, $600,000 principal amount of promissory notes due February 15, 1995 together with 2,000,000 common stock purchase warrants expiring February 15, 1997 exercisable at $.30 per share. The Company also sold for an aggregate consideration of $1,875,000, $1,875,000 principal amount of its promissory notes due on demand together with 12,500 shares of Series B Convertible Preferred Stock convertible into 12,500,000 shares of the Company's Common Stock. The proceeds received were used for working capital purposes. In connection with the issuance of the Series B Convertible Preferred stock, the Company recorded non-cash financing costs of $625,000.

     During fiscal 1995, the Company also issued demand notes for an aggregate of $649,000 with interest ranging from 8% to 18%.


Other information

     Under terms of current loan agreements, the Company cannot among other restrictions, pay cash dividends on its common stock or reacquire a substantial portion of its capital stock. In addition, under the provisions of loan agreements with certain lenders and certain publicly held debentures, Vernon Valley and another of the Company's subsidiaries are restricted from making loans and advances and paying dividends to the Company. The aggregate amount of consolidated net assets that is restricted as of April 30, 1995 is approximately $6,673,000.

     Aggregate maturities and sinking fund requirements of operations for debt and capitalized lease obligations as of April 30, 1995 are summarized as follows (000's omitted):



                                                   Revolving
                      Amortized    Unamortized     lines of     Subordinated
Fiscal Year            term           term          credit       debentures         Total
1996................  $    25       $ 21,322        $ 1,750        $13,708         $36,805
1997................        0              0              0           (473)           (473)
1998................        0              0              0           (587)           (587)
1999................        0              0              0           (640)           (640)
2000................        0              0              0           (700)           (700)
Beyond..............        0              0              0          7,891           7,891
Total...............  $    25       $ 21,322         $1,750        $19,199         $42,296


5. INCOME TAXES

     In connection with the quasi-reorganization effected on April 30, 1992 (See
Note 2), the Company has adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, effective on that date. As of April 30, 1995, the Company has available for Federal income tax purposes a net operating loss carryover of approximately $33.1 million, which is available to be applied against future Federal income taxes. The loss carryovers expire principally in the years April 30, 1995 through 2010. Due to the Company's greater than 50% change in direct and indirect ownership over the past three years, primarily resulting from the public sale of its securities, a limitation of approximately


5.   INCOME TAXES (continued)

$1,800,000 is imposed on the amount of net operating loss deductions the Company can utilize in any one year. The Company did not assign any value to the benefits of its loss carryovers, which significantly exceed the income tax effects of temporary differences at April 30, 1992, or to the temporary differences created by the quasi-reorganization. As a result of the quasi-reorganization, any future income tax benefits resulting from the utilization of net operating loss and other carryforwards and temporary differences resulting from the quasi-reorganization will be credited directly to additional paid in capital.

    The Company recorded no Federal income tax expense or benefit for fiscal 1995 and 1994 because the Company was in a net operating loss carryforward position for Federal income tax purposes.


6. COMMITMENTS AND CONTINGENCIES

                                  General

     Effective May 15, 1995, the Company obtained a general liability insurance policy insuring the Company against loss in the aggregate amount of $4,000,000 per occurrence and $4,000,000 in the aggregate during the policy year. The policies provided for a deductible whereby the Company is obligated to pay the first $250,000 of claims during the policy year. The Company has obtained a bond to cover the first $250,000 of liability. Prior to May 15, 1995, the Company did not carry general liability insurance covering it from liability to patrons to its Action Park and ski area. By reason of that absence of liability insurance, the Company will be required to pay out of its own resources any claims it is ultimately determined to be liable for resulting from injuries to patrons in its Action Park and ski area which occurred prior to May 15, 1995. At April 30, 1995, the Company had accrued approximately $3,771,000 for uninsured liability claims, an amount considered adequate by Management. Such sum has not been funded and, in view of the Foreclosure Proceeding and the Company's current financial condition, the Company may be unable to pay the claims of those persons sustaining personal injuries and, possibly, its other obligations. The Company discontinued its liability insurance coverage in 1986 by reason of the substantial general increases in liability insurance premiums throughout the insurance industry which made insurance coverage prohibitively expensive for the Company.

     By reason of the sale of certain subsidiaries on November 1, 1989 and the requirements of a debt refinancing with First Fidelity on June 28, 1990, the Company is contingently liable at April 30, 1995 on approximately $9 million of the debt and other liabilities of these former subsidiaries under various loan guarantees that survived the sale and certain cross-default provisions of certain debt instruments. Accordingly, a default by these former subsidiaries is a default under the Company's debt agreements.

     Total rental expense, from operations, on non-capitalized leases amounted to approximately $505,000 and $563,000 for the years ended April 30, 1995 and 1994, respectively. Rent from operations is included in the cost of operations.

     On October 6, 1986, the Company acquired approximately 1,240 acres of land from the State of New Jersey, which it formerly leased, for a total consideration of approximately $4,367,000, including associated costs of all of which has been paid. The conditions of the sale require that the land being used as part of the ski facility be continually utilized for conservation, recreation or fish and game purposes.


6. COMMITMENTS AND CONTINGENCIES (continued)

     Pursuant to a September 11, 1985 agreement, the Company leased from Mr. Edward Kelly, a Director of the Company, an aggregate of approximately 35 acres of land adjacent to the Company's Action Park. Under the agreement the Company leases the parcel for a term of fifty years for recreational activities. The rental under the lease was approximately $183,000 per annum through April 30, 1990 and increased to approximately $215,000 per annum as of May 1, 1990 and is subject to adjustment every five years for increases in the consumer price index subsequent to July 15, 1991 and is subject to further adjustment for an amount equal to 1% of the amount by which the annual gross revenues from the Action Park and ski area and related activities exceeds $13 million in the adjustment year. As of April 30, 1995, the Company's former real estate subsidiary is indebted to Mr. Kelly in the amount of approximately $1,731,000 for real estate purchased in 1985. In connection with that transaction, the Company guaranteed this indebtedness to Mr. Kelly and secured approximately $1,411,000 of the guarantee with a second mortgage on one of the Company's ski lodges. At a Board of Directors meeting held on December 21, 1989, the Company acknowledged that certain of the land lease fees, amounting to $833,000 at April 30, 1995, owed by the Company (see Note 3) and certain installment purchase payments and mortgage payments, plus accrued interest, amounting to $1,731,000 at April 30, 1995, guaranteed by the Company due to Mr. Kelly, were in arrears. In return for Mr. Kelly agreeing to a moratorium on payments, the Board agreed to consider alternate forms of compensation for Mr. Kelly. At the July 30, 1990 Board of Directors meeting, Mr. Kelly agreed to accept certain other forms of compensation including a food and beverage concession stand located at Action Park. The Company has significant leasehold improvements on the leased property. The Company is seeking to negotiate payment terms for its obligations.


                                Litigation

     On May 17, 1995 First Fidelity commenced (the Foreclosure Action) against the Company, substantially all of its subsidiaries, Princeton and its subsidiaries and others alleging that the indebtedness owing to First Fidelity by the Company and Princeton is in default and seeking to foreclose on certain real and personal assets which are collateral for the obligations of the Company and its subsidiaries and Princeton and its subsidiaries. First Fidelity is also seeking certain other relief in the action. The assets involved in the Foreclosure Action constitute substantially all of the assets of the Company and its subsidiaries as well as of Princeton and its subsidiaries. A director of the Company is also an officer, director and principal shareholder of Princeton and the agreements and other instruments evidencing the obligations of the Company and its subsidiaries and Princeton and its subsidiaries to First Fidelity contain cross-default provisions whereby a default by the Company, any of its subsidiaries, Princeton or any of its subsidiaries under any of their obligations to First Fidelity constitutes a default by each of the other obligors under their obligations to First Fidelity. In addition, each of the Company and Princeton have guaranteed the obligations of the other and their respective subsidiaries to First Fidelity. First Fidelity claims the Company and its subsidiaries owe it, as of May 15, 1995, an aggregate of approximately $16,240,000 plus interest, counsel fees and other costs as permitted by the relevant loan documents and that Princeton and its subsidiaries owe it, as of May 15, 1995, an aggregate of approximately $2,738,000 plus interest, counsel fees and other costs as permitted by the relevant loan documents. The Company claims that the principal amount owing by the Company at April 30, 1995 was $14,900,000 and by Princeton on that date was $2,330,520.



6. COMMITMENTS AND CONTINGENCIES (continued)

     The Company and Princeton and their subsidiaries have filed an answer denying the material allegations of the Complaint and setting forth a counterclaim asserting, among other things, that First Fidelity engaged in bad faith and misconduct and breached its fiduciary duties to the defendants in failing to provide certain construction financing relating to a condominium project of a subsidiary of Princeton, refused to grant non-disturbance agreements to the Company and a subsidiary of Princeton in connection with the sale of long-term contractual rights to use amenities on the property by a joint venture between the Company and Princeton all of which were critical to the defendants' ability to perform under their obligations to First Fidelity and to meet the Company's other obligations.

     If First Fidelity is successful in the Foreclosure Action it will succeed to the ownership of substantially all of the Company's assets without any assumption of the Company's liabilities. The Company believes that its equity in the assets which are the subject of the Foreclosure Action exceeds the amount First Fidelity claims it is owed by both the Company and Princeton. However, there can be no assurance as to the outcome of the Foreclosure Action (or any of the other legal proceedings to which the Company is a party) and thereby there can be no assurance that the Company will not be forced to commence a reorganization proceeding under the Federal Bankruptcy Laws or may not be forced into liquidation by its creditors. Under such circumstances there can be no assurance that after paying all outstanding secured and other indebtedness ranking senior there will be any assets available for distribution to the Company's holders of its outstanding subordinated debentures or shareholders or that such holders will retain any equity or subordinated debt interest in the Company following any reorganization proceeding. A consent order has been entered into in the litigation whereby the Company has agreed not to disburse any monies other than for the payment of ordinary business expenses without the consent of First Fidelity and further provides that the Company cannot enter into any agreement pursuant to which it or any subsidiary would incur any payment obligation outside of the ordinary course of business.

     On June 23, 1995, First Fidelity commenced an action (the "Guaranty Action") in the Superior Court of New Jersey, Law Division - Morris County against the Company, its subsidiaries, Princeton, its subsidiaries, Mr. Gene Mulvihill, a Director of the Company, and others seeking to obtain a judgment against such persons arising out of their guarantees of the indebtedness of the Company and Princeton described above owing to First Fidelity.

     On September 13, 1995, a non-affiliated person entered into an option agreement with First Fidelity to acquire from First Fidelity the indebtedness of the Company and its affiliates owing to First Fidelity, the related collateral and First Fidelity's interest in the Foreclosure Action. The non-affiliated person paid approximately $1,627,000 for the option which provides for a final closing date of October 27, 1995. The consummation of the option agreement is subject to the fulfillment of numerous conditions and the delivery of various documents, including releases and indemnification agreements from the Company and its affiliates in favor of First Fidelity. There can be no assurance that the First Fidelity indebtedness, and the related collateral and Foreclosure Action will be acquired by the non-affiliated person, that such person will not pursue the Foreclosure Action or that the Company will be able to obtain from the non-affiliated person any agreements favorable to the Company and its future activities.





6. COMMITMENTS AND CONTINGENCIES (continued)

     On August 7, 1995, American Stock Transfer and Trust Company, a trustee under a Debenture Indenture dated as of June 12, 1991 under which there is outstanding $6,288,659 principal amount of subordinated debentures due May 31, 2006, commenced a lawsuit in the United States District Court for the District of New York alleging that the Company had defaulted in the payment of interest due on the debentures, that the entire principal amount and accrued interest is now due and payable and seeking to recover a judgment for such amount. The Company has filed an answer in this litigation which, among other things, alleges that the plaintiff is disqualified from so acting by reason of conflicts of interest in fulfilling its duties to the debentureholders and is thereby barred from maintaining this lawsuit. There can be no assurance that the Company will be successful in its defense of this litigation or that as a result of the institution of this litigation that the Company will not be compelled to commence a proceeding under Chapter XI of the Federal Bankruptcy laws.

     In lawsuits instituted by four plaintiffs who were on the Company's premises without permission and were injured in a toboggan accident during non-business hours in March 1988, a jury returned verdicts against the Company in the aggregate amount of $1,300,000. On February 8, 1995 the Appellate Division in a unanimous decision affirmed the Trial Court's decision. On March 10, 1995, the Company filed a Petition with the New Jersey Supreme Court requesting Certification of the Appellate Division's decision. This petition was granted in June 1995. Based on the issues on appeal, it is management's opinion that the matter should be reversed on appeal. However, due to the uncertainty associated with the litigation and the Appellate Division's unanimous decision on February 8, 1995, the Company has accrued an additional $1,585,000 in fiscal 1995 relating to this case.

     Although management has consulted with counsel, the foregoing is not based on a legal opinion and there can be no assurance that management's opinion will be correct. Any final judgment the Company is required to pay will be paid out of its available funds. However, the Company has collateralized the judgment with certain real estate. Management is unable to specify a specific dollar range for the loss but believes it will not exceed $350,000, however, due to the Appellate Division's unanimous decision on February 8, 1995 an aggregate of $1,935,000 has been accrued for this case. There can be no assurance, however, that the Company will not be required to pay the entire amount of the judgment.

     On or about December 9, 1994, Plaintiff's in two lawsuits renewed their Motions for Summary Judgment against the Company on the issue of damages in the matters of Sidney Waters, John B. Early and Emily Del Conte, t/a Waters Realty, a New Jersey Partnership vs. Stony Point Recreation Corporation, a New Jersey Corporation, and Great American Recreation, Inc., a New Jersey Corporation, pending in the Superior Court of New Jersey, Law Division, Camden County, Docket
No.: L-076167-85; and EDWA Realty, a New Jersey Partnership vs. Stony Point Recreation of New Jersey, Inc., Stony Point Recreation Corporation, a New York Corporation, and Great American Recreation, Inc., a New Jersey Corporation, pending in the Superior Court of New Jersey, Law Division, Camden County, Docket
No.: L-075410-85.

     Prior to December 9, 1994, the Court had entered summary judgment as to liability against all Defendant's, including the Company. On March 17, 1995, the court entered Judgment against the Company in the Waters case in the sum of $963,364 and in the EDWA Realty case in the sum of $590,448. Based on the Court's decision on March 17, 1995, an aggregate of $1,553,812 was accrued in the third quarter of 1995 relating to this case. The Company has filed a notice of appeal from the grant of summary judgment.


6. COMMITMENTS AND CONTINGENCIES (continued)

     On January 28, 1994, Parkway Power Corporation and certain of its affiliated entities and Robert Morgenroth commenced a lawsuit in the Law Division, Superior Court, Sussex County, New Jersey, against the Company, Great Mountain Development Corporation, Princeton New York Investors, Inc. and a director of the Company, seeking the delivery of certain condominium units and to recover the sum of $1.2 million alleging, among other things, that the defendants have breached a settlement agreement resolving certain litigation previously instituted by the plaintiffs. The Company filed an answer and other responsive pleadings and believes it has meritorious defenses to the claims asserted in the litigation. The Company's belief is based on the facts that the Company fully performed under the terms of the settlement agreement and that it was the responsibility of Princeton New York Investors, Inc. to deliver the condominium units to plaintiffs and plaintiffs failed to enforce its rights against Princeton New York Investors, Inc. The Company's belief is supported by discussions with its counsel in the matter and the Company has not obtained an opinion of counsel to support its belief.

     On October 31, 1986, Stony Point Recreation Corporation ("Stony Point") an approximately 30.9% subsidiary of the Company, commenced a case in the United States Bankruptcy Court for the District of New Jersey under Chapter XI of the Federal Bankruptcy Act. During the third quarter of fiscal 1988 Stony Point entered Chapter VII liquidation proceedings. At April 30, 1987, the Company had established a valuation allowance for its investment in Stony Point of $1,400,000 and approximately $574,000 for its advances made to Stony Point. Additional valuation reserves of approximately $587,000, $421,000, $392,000, $452,000, $513,000, $484,000, $457,000 and $465,000 for the fiscal years 1995,
1994, 1993, 1992, 1991, 1990, 1989 and 1988 for advances made to and interest income from Stony Point in the fiscal years 1995, 1994, 1993, 1992, 1991, 1990, 1989 and 1988. The Company believed, based upon the fact that the mortgages secure approximately 180 acres of land and management's estimates of land values in the locality, that the remaining first and second mortgages receivable from Stony Point were adequately collateralized by the assets of Stony Point and that the Company would realize the carrying value of these mortgages receivable when the properties were sold. These properties are the subject of a real estate tax foreclosure action commenced by the Borough of Pine Hill, New Jersey. The prospects for sale of these properties are subject to existing tax sale certificates of the municipality in the approximate total sum of $880,000, and on which the municipality is currently seeking to foreclose in a case pending in the Superior Court of New Jersey, Chancery Division, Camden County. As a result of the Foreclosure Action commenced by First Fidelity against the Company and the consent order entered into by the Company in that litigation, it is unlikely that the Company will have the funds necessary to pay the existing tax liens. Therefore, the Company has fully reserved the carrying values of these mortgages of $2,199,206 at April 30, 1995.

     In the opinion of management, there are no other claims or lawsuits pending which could have a material effect on the financial position or results of operations of the Company.

7. RELATED PARTY TRANSACTIONS

     From June 1991 through March 1994, the Company has completed public offerings of its securities. Of the funds received by the Company, an aggregate of approximately $13,361,000 was utilized to pay off principal and interest on loans either directly extended or guaranteed by directors of the Company, and approximately $7,315,000 was loaned to Princeton New York Parent, Inc., or its subsidiaries.

     Commencing in 1983 the Company began placing additional emphasis on real estate development activities through a wholly owned subsidiary, Stone Hill of Vernon, Inc., including the construction of a 1,436 unit condominium development on properties adjacent to the Action Park and ski area and the development of other contiguous and non-contiguous parcels of real estate. In June 1989, the Company combined its real estate development activities with those of Princeton whereby Princeton acquired Stone Hill of Vernon, Inc. and another subsidiary that owns and operates a health club and spa. In addition to owning the Company's former real estate subsidiaries and the operation of the health club and spa, Princeton proposes to engage in further development of residential condominium properties in the area of the Company's ski area and Action Park.

     The terms of the June 1989 transaction with Princeton whereby the Company disposed of its real estate interests provided that the Company would receive 30% of the common stock of Princeton and 5% of the gross revenues realized from the sale of residential units developed and sold on the land owned by the combined entities. In addition, Princeton assumed certain indebtedness of the former real estate subsidiaries guaranteed by the Company, initially aggregating $26,500,000 in October 1989 and aggregating approximately $9,017,000 as of April 30, 1995, and agreed to reimburse the Company's net operating costs of the former subsidiaries from the date of the plan to divest to the closing of the transaction, which totaled approximately $6,400,000 and, furthermore, also agreed to pay to the Company an additional $2,100,000. The Company received an $8.5 million note for the cost reimbursement and the purchase price of the subsidiaries which was payable over a maximum of ten years, with interest at prime plus 2 1/2%, payable quarterly.

     Company has continued to provide certain support services including payroll, marketing and staffing essentially on a cost basis. Approximately $3,270,000 and $3,194,000 of cost associated with these activities have been billed with an off-setting reduction to the appropriate Company expense for the years ended April 30, 1995 and 1994, respectively. The Company also invoiced Princeton $2,293,000 and $1,289,000, respectively, for interest expenses.

     On April 30, 1992, the boards of directors of the Company and Princeton authorized the conversion of the Company's 30% equity interest in Princeton, along with its receivables from Princeton and its entitlement to 5% of residential unit sales revenue of Princeton into a preferred stock interest.

     At April 30, 1995, the preferred stock had a liquidation value of $16,811,110 and a dividend rate of 10%. Dividends are cumulative and can be paid in kind with additional preferred stock or, at the option of Princeton, in cash.

     The following represents an analysis of the receivable activity between the Company and Princeton and their affiliates:

                                                            April 30,
                                                    1995                 1994


Balance at the beginning
of the period                                    $19,043,748          $10,463,955

Cash advanced to Princeton                        1,512,958            9,786,424
Cash payments from Princeton                     (4,931,184)         (6,953,768)
 Net Cash activity                               (3,418,226)          2,832,656

Expenses paid by the Company
 on behalf of Princeton                           9,311,332            6,690,727
Expenses paid by Princeton
 on behalf of the Company                        (1,687,158)         (2,233,019)
 Net expense activity                             7,624,174            4,457,708

Interest accrued on outstanding
 receivable balance                              2,293,031           1,289,429
Balance at the end of the period                $25,542,727          $19,043,748



     At April 30, 1995, as a consequence of the Princeton Investors' bankruptcy proceeding (Note 12) and First Fidelity's refusal to grant a non-disturbance agreement in connection with the sale of long-term contractual rights to use amenities on the Company's and Princeton's properties (Note 6), the Company's ggregate investment of $12,060,888 in the preferred stock of Princeton was fully reserved. In addition, the Company has adjusted the carrying value of its outstanding receivable balance with Princeton at April 30, 1995 to $13,000,000, which is net of a reserve allowance of $12,542,727. All future advances to Princeton by the Company will be fully reserved.

     TRC International, Inc. ("TRC") operates Alpine Slides on property owned by the Company. A director of the Company is one of the shareholders of TRC. The lease provides that the first $895,000 of revenue from all the Alpine Slides operated on the Company's property is allocated to TRC, the second $895,000 of revenue is allocated to the Company and thereafter, such revenues are divided equally by TRC and the Company. The attraction's revenue is estimated on a stipulated value per rider basis which is subject to adjustment to reflect increases in admission charges to Action Park. During the two years ended April 30, 1995, the Company has allocated to TRC $694,000 and $755,000, respectively, of Alpine Slide revenue, net of the 10% rental charge and expenses of operation. A proportionate share of the expenses of operating the slides are borne by TRC. The expenses of operation allocated to TRC amounted to $191,000 and $206,000 in each of the two years ended April 30, 1995. TRC's other operating expenses were paid by it directly. During fiscal 1995 and fiscal 1994, estimated payments of $512,000 and $436,000, respectively were provided to TRC under this agreement, yielding a receivable from TRC at April 30, 1995 and 1994 of approximately $163,000 and $84,000, respectively.

     A director of the Company has made, from time to time, loans for working capital purposes to the Company. Over the past two fiscal years, this director has loaned the Company as much as $1,414,076 at any one time. The interest rates on the loans are prime plus 2%. In addition, directors of the Company personally guaranteed an aggregate $13,622,524 of the Company's debt at April 30, 1995.




7. RELATED PARTY TRANSACTIONS (continued)

     Pursuant to a September 11, 1985 agreement, the Company leased from Mr. Edward Kelly, a Director of the Company, an aggregate of approximately 35 acres of land adjacent to the Company's Action Park. Under the agreement the Company leases the parcel for a term of fifty years for recreational activities. The rental under the lease was approximately $183,000 per annum through April 30, 1990 and increased to approximately $215,000 per annum as of May 1, 1990 and is subject to adjustment every five years for increases in the consumer price index subsequent to July 15, 1991 and is subject to further adjustment for an amount equal to 1% of the amount by which the annual gross revenues from the Action Park and ski area and related activities exceeds $13 million in the adjustment year. As of April 30, 1995, the Company's former real estate subsidiary is indebted to Mr. Kelly in the amount of approximately $1,731,000 for real estate purchased in 1985. In connection with that transaction, the Company guaranteed this indebtedness to Mr. Kelly and secured approximately $1,411,000 of the guarantee with a second mortgage on one of the Company's ski lodges. At a board of Directors meeting held on December 21, 1989, the Company acknowledged that certain of the land lease fees, amounting to $833,000 at April 30, 1995, owed by the Company (see Note 3) and certain installment purchase payments and mortgage payments, plus accrued interest, amounting to $1,731,000 at April 30, 1995, guaranteed by the Company due to Mr. Kelly, were in arrears. In return for Mr. Kelly agreeing to a moratorium on payments, the Board agreed to consider alternate form of compensation for Mr. Kelly. At the July 30, 1990 board of directors meeting, Mr. Kelly agreed to accept certain other forms of compensation including a food and beverage concession stand located at Action Park. The Company has significant leasehold improvements on the leased property. The Company is seeking to negotiate payment terms for its obligations.

8.  STOCKHOLDERS' EQUITY

Common Stock

     As of April 30, 1995, 10,586,810 shares were issued in connection with the Company's exchange offer, which commenced on June 3, 1994 and expired on September 8, 1994 (See Note 4).

     In the second quarter of fiscal 1995 an aggregate of 300,000 shares of the Company's $0.01 par value common stock was issued in consideration for services rendered.

     In the third quarter of fiscal 1995, an aggregate of 1,000,000 shares of the Company's $0.01 par value Common Stock was placed in escrow in connection with a legal settlement.

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

     On March 23, 1994 the Company completed a public sale of 13,800,000 shares of common stock and raised gross proceeds of $7,590,000. The net proceeds were used to repay indebtedness, capital improvements, the payment of obligations of Princeton, and for working capital and general corporate purposes.

8.   STOCKHOLDERS' EQUITY (continued)

     On February 23, 1994, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of $.01 par value common stock from 50,000,000 to 100,000,000.

     On December 28, 1993, an aggregate of 25,000 shares of the Company's $0.01 par value common stock was issued in consideration for services rendered.

     Pursuant to an agreement dated December 1, 1993, Mr. Richard Pye, President of the Company, was issued a warrant to purchase 500,000 shares of the Company's common stock exercisable at a price of $.83 per share. The warrant is exercisable in cumulative installments of 50,000 shares on each six month anniversary of the agreement with the first 50,000 shares exercisable on December 1, 1993.

     On October 22, 1993, the Company completed the public sale of 9,200,000 shares of common stock and received gross proceeds of $10,350,000. The net proceeds after deducting selling commissions, fees and expenses were used to repay indebtedness, capital improvements, the repayment of obligations of Princeton, and for working capital and general corporate purposes.

     On July 26, 1993, an aggregate of 225,000 shares of the Company's $0.01 par value common stock was issued in consideration for services rendered.

     On May 14, 1993, the Company completed a Private Placement of debt which raised gross proceeds of $750,000. In connection with this Private Placement, the Company issued warrants to purchase 850,000 shares of the Company's $0.01 par value common stock. The debt will bear interest at prime plus 2% and is due July 30, 1993. The warrants are immediately exercisable at $1.00 per share.

     The Company's 1985 Employee Stock Option Plan provides for the issuance of up to 15,000 shares of common stock for options granted under the plan. As of April 30, 1995, no options were outstanding under the plan. The plan expires in November 1995.

     The Company's outstanding common stock options and warrants at April 30, 1995 are as follows:



                                        Shares       Exercise price       Expiration Date
Warrants to Directors in
 connection with debt............     1,110,000               From         From November
                                                     $.50 to $2.50         1997 through
                                                                           September 1998
Options and warrants to
 Officers and Directors..........       250,000               From         From January
                                                    $.83 to $3.125         1997 through
                                                                           December 1998
Warrants to individuals in
 connection with debt............     2,410,000                From         November 1997
                                                     $.30 to $2.50          through
Warrants to underwriter
 in connection with
 public offerings................     1,740,000                From         From May
                                                    $1.07 to $2.20        1996 through
                                                                           January 2000

Warrants to individuals in
  in connection with March, 1993
  Public Offering................    5,010,000        $1.50                March 1998

Warrants issued in connection
  with private placement.........      850,000        $1.00                May 1998
                                    11,370,000



     All of the options and warrants noted above were exercisable at April 30, 1995.

9.  PREFERRED STOCK

Authorization of Preferred Stock

     The Company's Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of "blank check" preferred stock in amounts and with such designations, rights and preferences as may be determined from time to time by the board of directors. Accordingly, the board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the Company's common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. As of April 30, 1995, the Company, has outstanding 1,670,000 shares of Redeemable Preferred Stock, 601,404 shares of 10% Convertible Preferred Stock and 12,500 shares of Series B Convertible Preferred Stock. Although the Company has no present intention to issue any additional shares of its preferred stock, there can be no assurance that the Company will not do so in the future.









9.  PREFERRED STOCK (continued)

10% Cumulative, Convertible Preferred Stock

     On November 20, 1991, the Company completed a public sale of 920,000 shares of $10 convertible preferred stock. The securities pay an annual dividend of $1 per share and were convertible at a rate of three shares of common stock for each share of preferred stock owned. The sale resulted in an increase of 920,000 preferred shares outstanding as of November 20, 1991, with an increase to total stockholders' equity of approximately $9,200,000. In conjunction with the Company's exchange offering which commenced June 3, 1994, the Company amended the conversion rate of its Preferred Stock from one share of Preferred for three shares of Common to one share of Preferred for eight shares of Common. As of April 30, 1995, an aggregate of 318,596 shares of Preferred Stock has been converted to Common.

Redeemable Preferred Stock

     On March 30, 1993, the Company completed a public sale of Redeemable Preferred Stock, Common Stock and Redeemable Common Stock Purchase Warrants. The offering resulted in the sale of 1,670,000 shares of $1.00 par value Redeemable Preferred Stock, 5,010,000 shares of the Company's $0.01 par value common stock, and 5,010,000 Redeemable Common Stock Purchase Warrants exercisable at $1.50 per share one year from the date of closing and raised gross proceeds of $8,350,000.

     The Company is required to, on December 31, 2005, redeem the shares of Redeemable Preferred Stock at a redemption price of $5.00 per share.

Series B Convertible Preferred Stock

     In the third quarter of fiscal 1995, the Company sold, for an aggregate consideration of $1,875,000, $1,875,000 principal amount of its promissory notes due on demand, together with 12,500 shares of Series B Convertible Preferred Stock convertible into 12,500,000 shares of the Company's Common Stock. The proceeds received were used for working capital purposes.

10.  UNAUDITED QUARTERLY DATA


                                       (in thousands except per share amounts)

                Quarter Ended    Quarter Ended     Quarter Ended    Quarter Ended      Year Ended
                  July 31,        October 31,       January 31,       April 30,         April 30,


                1994    1993      1994    1993    1995      1994    1995     1994        1995        1994

Revenue. . . . $7,160  $7,048    $5,299  $5,567  $  3,775  $6,022 $  3,959  $7,331    $ 20,193     $25,968
Gross Profit . $2,643  $2,596    $1,708  $2,117  $    311  $2,386 $   (102) $3,962    $  4,560     $11,061
Preferred Stock
 Dividend. . . $  182  $  230    $  274  $  230  $   (555) $  308 $      0  $  374    $      0     $ 1,142
Unusual Items. $    0  $    0    $    0  $    0  $ (9,782) $    0 $(27,667) $    0    $(37,449)    $     0
Net Income to
 Common Shareholders
 (loss). . . . $  261  $  283    $   71  $   78  $(10,613) $  224 $(28,288) $  155    $(38,569)    $   740
Earnings (loss) Per
 Common Share:
Net Income(loss) . . .           $  .01  $  .02  $  .00    $  .00 $  (0.21) $  .01    $  (0.57)    $  .00    $  (0.77) $   .03





    In the third and fourth quarters of Fiscal 1995, the Company recorded certain unusual losses as a result of events that occurred during Fiscal 1995 which included a write-down of goodwill relating to the Company's investment in boxing of $5,077,811, a reserve on the Princeton Preferred Stock investment and receivable of $24,603,614, non-cash financing costs of $625,000, a reserve on the Stony Point mortgage receivable for $2,199,206, a reserve on the Princeton Investors receivable of $922,446, elimination of original issue discounts associated with bonds currently in default of $1,434,016, litigation claims of $3,488,812, offset by a real estate tax refund of $902,338 (see Note 12).

    Retained earnings and current net income were inadequate to cover preferred stock dividend requirements for the fiscal year ended
April 30, 1995. Accordingly, in accordance with generally accepted accounting principles, dividend distributions by the Company on its outstanding shares of preferred stock during the fiscal year were recorded as liquidating dividends charged against capital surplus. During the fiscal year ended April 30, 1994, preferred stock dividends were paid out of current net income.

11.  INVESTMENTS IN, AND ADVANCES TO UNCONSOLIDATED 50% OR LESS OWNED COMPANIES

    On October 31, 1986, Stony Point Recreation Corporation ("Stony Point") an approximately 30.9% subsidiary of the Company, commenced a case in the United States Bankruptcy Court for the District of New Jersey under Chapter XI of the Federal Bankruptcy Act. During the third quarter of fiscal 1988 Stony Point entered Chapter VII liquidation proceedings. At April 30, 1987, the Company had established a valuation allowance for its investment in Stony Point of $1,400,000 and approximately $574,000 for its advances made to Stony Point. Additional valuation reserves of approximately $587,000, $421,000, $392,000, $452,000, $513,000, $484,000, $457,000 and $465,000 for the fiscal years 1995,
1994, 1993, 1992, 1991, 1990, 1989 and 1988 for advances made to and interest income from Stony Point in the fiscal years 1995, 1994, 1993, 1992, 1991, 1990, 1989 and 1988. The Company believed, based upon the fact that the mortgages secure approximately 180 acres of land and management's estimates of land values in the locality, that the remaining first and second mortgages receivable from Stony Point were adequately collateralized by the assets of Stony Point and that the Company would realize the carrying value of these mortgages receivable when the properties were sold. These properties are the subject of a real estate tax foreclosure action commenced by the Borough of Pine Hill, New Jersey. The prospects for sale of these properties are subject to existing tax sale certificates of the municipality in the approximate total sum of $880,000, and on which the municipality is currently seeking to foreclose in a case pending in the Superior Court of New Jersey, Chancery Division, Camden County. As a result of the Foreclosure Action commenced by First Fidelity against the Company and the consent order entered into by the Company in that litigation, it is unlikely that the Company will have the funds necessary to pay the existing tax liens. Therefore, the Company has fully reserved the carrying values of these mortgages of $2,199,206 at April 30, 1995.

12.  UNUSUAL ITEMS

    On December 8 and 16, 1994, the Company entered into agreements with non-affiliated companies whereby the Company assigned its 22-1/2 percent of purse revenues of Raymond Mercer and Charles Murray in consideration for the non-affiliated corporations providing all training expense obligations associated with the fighters.

    The Company's wholly owned subsidiary Great American Boxing has under management, four contenders in the welterweight, middleweight, cruiserweight, and heavyweight boxing divisions. The performance of this subsidiary has not lived up to its expectations and a complete reevaluation of whether the Company should remain in this business has been undertaken. Based on the sale of boxing interests in the third quarter of 1995 noted above and expected future income generated from the Company's remaining interests, the Company has determined that its entire investment has been impaired and, accordingly, has written off its goodwill related to the investment for an aggregate of $5,077,811.

    On October 31, 1986, Stony Point Recreation Corporation ("Stony Point") an approximately 30.9% subsidiary of the Company, commenced a case in the United States Bankruptcy Court for the District of New Jersey under Chapter XI of the Federal Bankruptcy Act. During the third quarter of fiscal 1988 Stony Point entered Chapter VII liquidation proceedings. At April 30, 1987, the Company had established a valuation allowance for its investment in Stony Point of $1,400,000 and approximately $574,000 for its advances made to Stony Point. Additional valuation reserves of approximately $587,000, $421,000, $392,000, $452,000, $513,000, $484,000, $457,000 and $465,000 for the fiscal years 1995,
1994, 1993, 1992, 1991, 1990, 1989 and 1988 for advances made to and interest income from Stony Point in the fiscal years 1995, 1994, 1993, 1992, 1991,
1990, 1989 and 1988. The Company believed, based upon the fact that the mortgages secure

12.  UNUSUAL ITEMS (continued)

approximately 180 acres of land and management's estimates of land values in the locality, that the remaining first and second mortgages receivable from Stony Point were adequately collateralized by the assets of Stony Point and that the Company would realize the carrying value of these mortgages receivable when the properties were sold. These properties are the subject of a real estate tax foreclosure action commenced by the Borough of Pine Hill, New Jersey. The prospects for sale of these properties are subject to existing tax sale certificates of the municipality in the approximate total sum of $880,000, and on which the municipality is currently seeking to foreclose in a case pending in the Superior Court of New Jersey, Chancery Division, Camden County. As a result of the Foreclosure Action commenced by First Fidelity against the Company and the consent order entered into by the Company in that litigation, it is unlikely that the Company will have the funds necessary to pay the existing tax liens. Therefore, the Company has fully reserved the carrying values of these mortgages of $2,199,206 at April 30, 1995.

    On August 7, 1995, American Stock Transfer and Trust Company, a trustee under a Debenture Indenture dated as of June 12, 1991 under which there is outstanding $6,288,659 principal amount of subordinated debentures due May 31, 2006, commenced a lawsuit in the United States District Court for the District of New York alleging that the Company had defaulted in the payment of interest due on the debentures, that the entire principal amount and accrued interest is now due and payable and seeking to recover a judgment for such amount. The Company has filed an answer in this litigation which, among other things, alleges that the plaintiff is disqualified from so acting by reason of conflicts of interest in fulfilling its duties to the debentureholders and is thereby barred from maintaining this lawsuit. There can be no assurance that the Company will be successful in its defense of this litigation or that as a result of the institution of this litigation that the Company will not be compelled to commence a proceeding under Chapter XI of the Federal Bankruptcy laws.

    As stated above, the Company is currently in default and a lawsuit has been filed against the Company in connection with the Company's 10% subordinated debentures due May 31, 2006 in the principal amount of $6,288,659. In addition, the Company is currently in default with respect to its 10% subordinated debentures due January 7, 1996 in the principal amount of $4,480,300; 15% subordinated debentures due August 1, 1995 in the principal amount of $550,000; and 13% convertible subordinated debentures due December 31, 1996 in the principal amount of $1,455,500. As a result of such defaults, the Company has recorded these subordinated debentures as current and, accordingly, has written off the original issue discount associated with these debentures in the aggregate amount of $1,434,016 as an unusual item.

    On April 5, 1991 (the "April 1991 Transaction"), Princeton entered into an agreement with Valley Properties, Inc., a non-affiliated investor believed by the Company to be an affiliate of Valley Development, L.P., for Valley Properties, Inc. to acquire all of the outstanding Common Stock of Princeton Investors. Valley Development, L.P. had on various dates commencing on November 1, 1989 purchased a preferred stock interest in Princeton Investors. Effective April 5, 1991, Valley Properties, Inc. assumed control over the operations and assets of Princeton Investors. After the April 1991 Transaction Princeton retained operations comprising real estate development activities and the operation of a health club and spa. The April 1991 Transaction, provided for a purchase price payable to Princeton of $1,500,000, all of which was received. As additional consideration, Valley Properties, Inc. made a loan of $500,000 to Princeton, agreed to transfer to Princeton 25% of the 674 building unit lots, substantially all of which are the subject of contracts to sell where substantially all of the purchase price has been received, on a 198 acre parcel surrounding the golf

12.  UNUSUAL ITEMS (continued)

course and to grant to Princeton an option to purchase the remaining condominium units, subject to the terms of the April 5, 1991 agreement. On August 12, 1994, Princeton Investors and certain affiliated entities commenced a proceeding under Chapter XI of the United States Bankruptcy Code. As a consequence of these proceedings, Princeton's ability to obtain the transfer to it of the 25% of the 674 building unit lots and to exercise the option to purchase the remaining condominium lots has become doubtful. In the judgment of management of the Company, Princeton's inability to be able to enforce these contractual rights against Princeton Investors has impaired the carrying value of the Company's investment in Princeton, which has contributed to the Company's decision to reserve an aggregate of $24,603,615 of its investment in and receivables to Princeton. In addition, the Company has also reserved $922,446 of its receivables to Princeton Investors.

    During the fiscal quarter ended January 31, 1995, the Company sold for an aggregate consideration of $600,000, $600,000 principal amount of promissory notes due February 15, 1995, together with 2,000,000 common stock purchase warrants expiring February 15, 1997, exercisable at $.30 per share. The Company also sold for an aggregate consideration of $1,875,000, $1,875,000 principal amount of its promissory notes due on demand, together with 12,500 shares of Series B Convertible Preferred Stock convertible into 12,500,000 shares of the Company's Common Stock. The proceeds received were used for working capital purposes. In connection with the issuance of the Series B Convertible Preferred stock, the Company recorded non-cash financing costs of $625,000.

    At April 30, 1995, primarily as a consequence of the Princeton Investors bankruptcy proceeding described above as well as the inability of the Company and Princeton to obtain certain agreements of First Fidelity enabling the development of properties serving as collateral for the loan from First Fidelity, the Company's aggregate investment of $12,060,888 in the preferred stock of Princeton was fully reserved. In addition, the Company has adjusted the carrying value of its outstanding receivable balance with Princeton at April 30, 1995 to $13,000,000 which is net of a reserve allowance of $12,542,727. All future advances to Princeton by the Company will be fully reserved.

    On or about December 9, 1994, Plaintiff's in two lawsuits renewed their Motions for Summary Judgment against the Company on the issue of damages in the matters of Sidney Waters, John B. Early and Emily Del Conte, t/a Waters Realty, a New Jersey Partnership vs. Stony Point Recreation Corporation, a New Jersey Corporation, and Great American Recreation, Inc., a New Jersey Corporation, pending in the Superior Court of New Jersey, Law Division, Camden County, Docket
No.: L-076167-85; and EDWA Realty, a New Jersey Partnership vs. Stony Point Recreation of New Jersey, Inc., Stony Point Recreation Corporation, a New York Corporation, and Great American Recreation, Inc., a New Jersey Corporation, pending in the Superior Court of New Jersey, Law Division, Camden County, Docket
No.: L-075410-85.

    Prior to December 9, 1994, the Court had entered summary judgment as to liability against all Defendant's, including the Company. On March 17, 1995, the court entered Judgment against the Company in the Waters case in the sum of $963,364 and in the EDWA Realty case in the sum of $590,448. Based on the Court's decision on March 17, 1995, an aggregate of $1,553,812 was accrued in the third quarter of 1995 relating to this case. The Company has filed a notice of appeal from the grant of summary judgment.





12.  UNUSUAL ITEMS (continued)

    In lawsuits instituted by four plaintiffs who were on the Company's premises without permission and were injured in a toboggan accident during non-business hours in March 1988, a jury returned verdicts against the Company in the aggregate amount of $1,300,000. On February 8, 1995 the Appellate Division in a unanimous decision affirmed the Trial Court's decision. On March 10, 1995, the Company filed a Petition with the New Jersey Supreme Court requesting Certification of the Appellate Division's decision. This petition was granted in June 1995. Based on the issues on appeal, it is management's opinion that the matter should be reversed on appeal. However, due to the uncertainty associated with the litigation and the Appellate Division's unanimous decision on February 8, 1995, the Company has accrued an additional $1,585,000 in fiscal 1995 relating to this case.

    Although management has consulted with counsel, the foregoing is not based on a legal opinion and there can be no assurance that management's opinion will be correct. Any final judgment the Company is required to pay will be paid out of its available funds. However, the Company has collateralized the judgment with certain real estate. Management is unable to specify a specific dollar range for the loss but believes it will not exceed $350,000, however, due to the Appellate Division's unanimous decision on February 8, 1995 an aggregate of $1,935,000 has been accrued for this case. There can be no assurance, however, that the Company will not be required to pay the entire amount of the judgment.

    In fiscal 1995, the Company was successful in a real estate appeal against the Township of Vernon which covered the calendar years 1991 through 1995 for an aggregate refund/adjustment of $1,055,853. Of the total sum due on the appeal, $153,515 is attributed to the current fiscal year of the Company, and $902,338 was attributed to prior fiscal years and was recorded as an unusual item.

13.  GOING CONCERN

    The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred a net loss for the year ended April 30, 1995 of $38,568,811, of which $37,448,566 represents unusual items (Note 12). In addition, a foreclosure action was commenced by First Fidelity on May 17, 1995, alleging the Company and substantially all of its subsidiaries are in default on indebtedness owing First Fidelity and is seeking to foreclose on certain real and personal assets which are collateral for the obligations of the Company and its subsidiaries. First Fidelity claims the Company and its subsidiaries owe it, as of May 15, 1995, an aggregate of approximately $16,240,000, plus interest, counsel fees and other costs as permitted by the relevant loan documents, and that Princeton, and its subsidiaries, owe it as of May 15, 1995, an aggregate of approximately $2,378,000, plus interest, counsel fees, and other costs as permitted by the relevant loan documents. Many of the Company's debt instruments also contain cross-default provisions whereby a default by the Company, or any of its subsidiaries, constitutes a default of the related debt instrument. On August 7, 1995, American Stock Transfer and Trust Company, a trustee under a Debenture Indenture dated as of June 12, 1991 under which there is outstanding $6,288,659 principal amount of subordinated debentures due May 31, 2006, commenced a lawsuit in the United States District Court for the District of New York alleging that the Company had defaulted in the payment of interest due on the debentures, that the entire principal amount and accrued interest is now due and payable and seeking to recover a judgment for such amount. The Company has filed an answer in this litigation which, among other things, alleges that the plaintiff is disqualified from so acting by reason of conflicts of interest in fulfilling its duties to the debentureholders and is thereby barred from maintaining this

13. GOING CONCERN (continued)

lawsuit. There can be no assurance that the Company will be successful in its defense of this litigation or that as a result of the institution of this litigation that the Company will not be compelled to commence a proceeding under Chapter XI of the Federal Bankruptcy laws.

    These factors create uncertainty whether the Company can continue as a going concern. The Company's plans to mitigate the effects of the uncertainties of the Company's continued existence are: 1) to seek to replace First Fidelity's debt with other long-term debt financing with more favorable repayment terms; 2) to improve profitability by reducing operating costs in fiscal 1996; 3) to substantially reduce the Company's capital spending in fiscal 1996; 4) to offer the current bondholders incentives to convert their interest bearing bonds for entitlements to the Company's amenities, shares of stock in the Company and non-interest bearing bonds of the Company; and 5) to continue to seek additional funding through private sources to supplement the Company's cash needs. Management believes that these plans can be effectively implemented in the next twelve month period. The Company's ability to continue as a going concern is dependent on the implementation and success of these plans. The financial statements do not include any adjustments in the event the Company is unable to continue as a going concern.

14.  SUBSEQUENT EVENTS (Unaudited) NOT COVERED BY INDEPENDENT AUDITORS REPORT

    On May 17, 1995 First Fidelity commenced (the Foreclosure Action) against the Company, substantially all of its subsidiaries, Princeton and its subsidiaries and others alleging that the indebtedness owing to First Fidelity by the Company and Princeton is in default and seeking to foreclose on certain real and personal assets which are collateral for the obligations of the Company and its subsidiaries and Princeton and its subsidiaries. First Fidelity is also seeking certain other relief in the action. The assets involved in the Foreclosure Action constitute substantially all of the assets of the Company and its subsidiaries as well as of Princeton and its subsidiaries. A director of the Company is also an officer, Director and principal shareholder of Princeton and the agreements and other instruments evidencing the obligations of the Company and its subsidiaries and Princeton and its subsidiaries to First Fidelity contain cross-default provisions whereby a default by the Company, any of its subsidiaries, Princeton or any of its subsidiaries under any of their obligations to First Fidelity constitutes a default by each of the other obligors under their obligations to First Fidelity. In addition, each of the Company and Princeton have guaranteed the obligations of the other and their respective subsidiaries to First Fidelity. First Fidelity claims the Company and its subsidiaries owe it, as of May 15, 1995, an aggregate of approximately $16,240,000 plus interest, counsel fees and other costs as permitted by the relevant loan documents and that Princeton and its subsidiaries owe it, as of May 15, 1995, an aggregate of approximately $2,738,000 plus interest, counsel fees and other costs as permitted by the relevant loan documents. The Company claims that the principal amount owing by the Company at April 30, 1995 was $14,900,000 and by Princeton on that date was $2,330,520.

    The Company and Princeton and their subsidiaries have filed an answer denying the material allegations of the Complaint and setting forth a counterclaim asserting, among other things, that First Fidelity engaged in bad faith and misconduct and breached its fiduciary duties to the defendants in failing to provide certain construction financing relating to a condominium project of a subsidiary of Princeton, refused to grant non-disturbance agreements to the Company and a subsidiary of Princeton in connection with the sale of campsites and of long-term contractual rights to use amenities on the property

14. SUBSEQUENT EVENTS (Unaudited) NOT COVERED BY INDEPENDENT AUDITORS REPORT (continued)

by a joint venture between the Company and Princeton all of which were critical to the defendants' ability to perform under their obligations to First Fidelity and to meet the Company's other obligations.

    If First Fidelity is successful in the Foreclosure Action it will succeed to the ownership of substantially all of the Company's assets without any assumption of the Company's liabilities. The Company believes that its equity in the assets which are the subject of the Foreclosure Action exceeds the amount First Fidelity claims it is owed by both the Company and Princeton. However, there can be no assurance as to the outcome of the Foreclosure Action (or any of the other legal proceedings to which the Company is a party) and thereby there can be no assurance that the Company will not be forced to commence a reorganization proceeding under the Federal Bankruptcy Laws or may not be forced into liquidation by its creditors. Under such circumstances there can be no assurance that after paying all outstanding secured and other indebtedness ranking senior there will be any assets available for distribution to the Company's holders of its outstanding subordinated debentures or shareholders or that such holders will retain any equity or subordinated debt interest in the Company following any reorganization proceeding. A consent order has been entered into in the litigation whereby the Company has agreed not to disburse any monies other than for the payment of ordinary business expenses without the consent of First Fidelity and further provides that the Company cannot enter into any agreement pursuant to which it or a subsidiary would incur any payment obligation outside of the ordinary course of business.

    On June 23, 1995, First Fidelity commenced an action (the "Guaranty Action") in the Superior Court of New Jersey, Law Division - Morris County against the Company, its subsidiaries, Princeton, its subsidiaries, Mr. Gene Mulvihill, a Director of the Company, and others seeking to obtain a judgment against such persons arising out of their guarantees of the indebtedness of the Company and Princeton described above owing to First Fidelity.

    On September 13, 1995, a non-affiliated person entered into an option agreement with First Fidelity to acquire from First Fidelity the indebtedness of the Company and its affiliates owing to First Fidelity, the related collateral and First Fidelity's interest in the Foreclosure Action. The non-affiliated person paid approximately $1,627,000 for the option which provides for a final closing date of October 27, 1995. The consummation of the option agreement is subject to the fulfillment of numerous conditions and the delivery of various documents, including releases and indemnification agreements from the Company and its affiliates in favor of First Fidelity. There can be no assurance that the First Fidelity indebtedness, and the related collateral and Foreclosure Action will be acquired by the non-affiliated person, that such person will not pursue the Foreclosure Action or that the Company will be able to obtain from the non-affiliated person any agreements favorable to the Company and its future activities.












14. SUBSEQUENT EVENTS (Unaudited) NOT COVERED BY INDEPENDENT AUDITORS REPORT (continued)


    On August 7, 1995, American Stock Transfer and Trust Company, a trustee under a Debenture Indenture dated as of June 12, 1991 under which there is outstanding $6,288,659 principal amount of subordinated debentures due May 31, 2006, commenced a lawsuit in the United States District Court for the District of New York alleging that the Company had defaulted in the payment of interest due on the debentures, that the entire principal amount and accrued interest is now due and payable and seeking to recover a judgment for such amount. The Company has filed an answer in this litigation which, among other things, alleges that the plaintiff is disqualified from so acting by reason of conflicts of interest in fulfilling its duties to the debentureholders and is thereby barred from maintaining this lawsuit. There can be no assurance that the Company will be successful in its defense of this litigation or that as a result of the institution of this litigation that the Company will not be compelled to commence a proceeding under Chapter XI of the Federal Bankruptcy laws.