Form 10QSB
period 1995-07-31
GREAT AMERICAN RECREATION INC
filed 1995-09-25
CIK 103317

GREAT AMERICAN RECREATION, INC.

                                PO BOX 848, MCAFEE, NJ  07428
                                (201) 828-2000 - MAIN
                                (201) 209-3303 - ACCOUNTING




                              September 22, 1995



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC  20549

RE:  Great American Recreation, Inc.
     File No. 0-9949

Gentlemen:

     Enclosed please find an original copy of Form 10-QSB for the first quarter ended July 31, 1995 which is being electronically sent to your office.

     By copy of this letter, I shall notify the appropriate parties.

                         Very truly yours,

                         GREAT AMERICAN RECREATION, INC.



                              _______________________________
                                   Joseph R. Bellantoni

                                   Vice President and CFO
JRB:jm
enclosures
via: electronic transmission

cc:  William S. Clarke, Esq.       Mortenson & Associates, P.C.
     5 Independence Way            340 North Avenue
     Princeton, NJ  08540          Cranford, NJ 07016

     NASD, Inc.                    Ms. Elaine Park Warren
     1835 K Street, N.W.           NASD
     Washington, DC  20006         1735 K Street, NW
                                   Washington, DC  20006






     SECURITIES & EXCHANGE COMMISSION

     WASHINGTON, D.C.   20549

     FORM-10QSB

     QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended July 31, 1995              Commission file
number 0-9949


     GREAT AMERICAN RECREATION, INC.
     (exact name of registrant as specified in its charter)


New Jersey
22-2381071
(State or other jurisdiction of         (I.R.S. employer
incorporation or organization)          identification no.)

P.O. Box 848, McAfee, New Jersey                    07428
(address of principal executive offices)         (zip code)

                         (201) 827-2000

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

                      YES  X                 NO  ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

Common stock $.01 par, shares outstanding at September 15, 1995, 54,616,903.












     THIS REPORT CONTAINS A TOTAL of 28 PAGES

PART 1.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JULY 31, 1995 & APRIL 30, 1995


     UNAUDITED



                                   JULY 31, 1995  APRIL 30, 1995
                                                 (SEE NOTE BELOW)
Current assets:

  Cash                              $   823,404  $   137,586
  Other receivables, net                984,151    1,857,344
  Prepaid and other assets              435,013      299,225
  Current assets                      2,242,568    2,294,155

Noncurrent assets:
  Receivable from Princeton          13,000,000   13,000,000
  Other assets                          542,348      543,375
  Property, plant and equipment, net 51,001,032   50,589,935
  Noncurrent assets                  64,543,380   64,133,310

Total assets                        $ 66,785,948 $ 66,427,465
                                     ===========   ==========

NOTE:     The balance sheet at April 30, 1995, has been taken
from the audited financial statements at that date and condensed.





















SEE ACCOMPANYING NOTES

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JULY 31, 1995 & APRIL 30, 1995

     UNAUDITED


                                   JULY 31, 1995  APRIL 30,1995
                                               (SEE NOTE BELOW)

Current liabilities:
  Accounts payable                 $   3,846,774 $  4,413,380
  Accrued liabilities                 12,431,663   11,881,573
  Deferred revenue and
   other liabilities                     209,562      152,769
  Debt                                36,812,782   36,804,776
  Current liabilities                 53,300,781   53,252,498

Noncurrent liabilities:
  Debt                                 5,597,826    5,490,760
  Total liabilities                   58,898,607   58,743,258

Commitments and contingencies (Note 6)
Redeemable preferred
  stock (2,005 aggregate
  liquidation value $8,350,000)        2,242,001    2,172,352

Stockholders' equity:
  Cumulative, convertible preferred
  stock:  $1 par value; authorized
  5,000,000 shares issued 578,009
  at July 31, 1995 and 601,404 at
  April 30, 1995                         578,009      601,404
  Series B convertible preferred
  stock $1 par value; issued 12,500
  shares at July 31, 1995 and at
  April 30, 1995                          12,500       12,500
Common stock:
  $.01 par value; authorized
    100,000,000 shares issued
    54,607,518 at July 31,1995
    and 54,420,358 at
    April 30, 1995                       546,075      544,204
Paid in capital in excess
    of par value                      41,837,889   42,031,908
Retained earnings since
    elimination of deficit of
    $31,017,247 in April 30,
    1992 quasi-reorganization        (37,265,059) (37,614,087)
Less: common stock in treasury,
    at cost, 2,378 shares                (64,074)     (64,074)

  Total stockholders' equity           5,645,340    5,511,855

  Total liabilities and
    stockholders'Equity            $  66,785,948 $  66,427,465
                                    ============   ===========

NOTE:     The balance sheet at April 30, 1995, has been taken
from the audited financial statements at that date and condensed.

SEE ACCOMPANYING NOTES

GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JULY 31, 1995 & JULY 31, 1994

UNAUDITED


                                       THREE MONTHS ENDED

                                   JULY 31, 1995  JULY 31, 1994

Revenue:
  Admission                        $  3,823,686    $  4,004,849
  Food & beverage                     1,196,886       1,302,318
  Other                               1,436,695       1,853,048

    Total revenue                     6,457,267       7,160,215

Cost of Operations:
  Admission                           1,940,277       2,884,443
  Food & beverage                       697,765         810,922
  Other                                 610,268         821,576

                                      3,248,310       4,516,941

Selling, General
  & Administrative                    1,062,646       1,227,992
Interest                              1,385,160         982,592
Amortization of financing costs            -0-            7,413
Dividend income from Princeton             -0-         (380,751)
Depreciation and Amortization           237,011         262,647
Reserve on advances to Princeton         175,112             -0-

                                      6,108,239       6,616,834


                                        349,028         543,381

Income taxes                                -0-             -0-
Net Income                         $    349,028    $    543,381

Less:  preferred stock dividend
  requirements                              -0-         281,480
Net income applicable to common
  stockholders                     $    349,028    $    261,901
                                    ===========     ===========

Per Common Share:
  Net Income                       $       0.01    $       0.01
                                    ===========    ===========

Weighted average number of
  common shares used in
  computing earnings per share       54,513,112     41,058,357


SEE ACCOMPANYING NOTES

GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JULY 31, 1995 & JULY 31, 1994

     UNAUDITED


                                         THREE MONTHS ENDED

                                   JULY 31, 1995  JULY 31, 1994

Cash flows from operating activities:
  Income advances and
    from operations                $    349,028      $    543,381
Adjustments to reconcile net loss to net
  cash (used in) provided by continuing
  operations:
  Depreciation and amortization         237,011          262,647
  Amortization of financing costs           -0-            7,413
  Reserve on advances and investment in
   unconsolidated subsidiary            170,107          128,198
  Dividend income paid-in-kind              -0-         (380,751)
  Reserve on advances and dividend
   and interest income relating to
   Princeton                           1,293,287            -0-

Change in assets and liabilities:
  Prepaid and other assets charges      (134,761)       (116,415)
  Other receivables                     873,193         (594,221)
  Investment advances to unconsolidated
    subsidiary                          (170,107)       (129,834)
  Receivable from Princeton           (1,293,287)     (2,179,545)
  Accounts payable & accrued
   liabilities                          (162,410)        463,087
  Deferred revenue and other
   liabilities                           56,793          388,300

  Net cash provided by (used)
   in operations                       1,218,854      (1,607,740)

Cash flows from investing activities:
    payments
  Additions to properties               (648,108)     (2,021,331)

  Net cash used in investing
   activities                           (648,108)     (2,021,331)

Cash flows from financing activities:
  Additional borrowings                 152,340          681,600
  Repayment of borrowings               (37,268)         (51,364)
  Costs in connection with
   exchange offering                        -0-         (290,403)

  Net cash provided by financing
   activities                            115,072         339,833

Net increase (decrease) in cash         685,818       (3,289,238)

Cash balance at beginning of period     137,586        4,335,361

Cash balance at end of period       $    823,404     $  1,046,123
                                      ==========       ==========




SEE ACCOMPANYING NOTES

GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
SUPPLEMENTARY SCHEDULE OF NON-CASH
THREE MONTHS ENDED JULY 31, 1995 & JULY 31, 1994

UNAUDITED



                                        THREE MONTHS ENDED

                                   JULY 31, 1995  JULY 31, 1994

Non-cash operating, investing
 & financing activities:

Common stock and
  Paid In Capital                  $        -0-     $  5,169,628

Subordinated Debentures                     -0-      (5,169,628)
Net non-cash operating, investing
  and financing activities         $        -0-     $        -0-
                                     ===========      ===========



SEE ACCOMPANYING NOTES

GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JULY 31, 1995 & JULY 31, 1994 (UNAUDITED)


NOTE 1 - Basis of Presentation

The condensed consolidated balance sheet as of July 31, 1995, the condensed consolidated statement of operations for the three months ended July 31, 1995 and 1994, and the condensed consolidated statement of cash flows for the periods then ended are unaudited and reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such data. Results of operations for the three months ended July 31, 1995 and 1994 are not necessarily indicative of the results which may be expected for any other interim period or for the year taken as a whole. These statements should be read in conjunction with Form 10-KSB for fiscal 1995, which is on file with the Securities and Exchange Commission.

NOTE 2 - Reclassification

Certain fiscal 1996 items have been reclassified to conform with the fiscal 1995 presentation.

NOTE 3 - Quasi-Reorganization

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

GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JULY 31, 1995 & JULY 31, 1994 (UNAUDITED)

NOTE 4 - Investment in Princeton-New York Parent, Inc.

On June 15, 1989, the Company entered into an Agreement and Plan of Merger whereby the Company's real estate and spa operations were combined under the control of a corporation, Princeton-New York Parent, Inc., ("Princeton"), which is partially owned by a director of the Company. Under the original terms of the transaction, the Company received 30% of the stock of the affiliated corporation and received 5% of the gross revenues realized from the sale of residential units developed and sold on the land presently owned by the combined entities. In addition, the affiliated corporation assumed certain indebtedness of the former real estate subsidiary of the Company and had agreed to reimburse the Company's net operating costs of the former subsidiaries from the date of the plan to divest to the closing of the transaction, which totaled approximately $6,400,000, and, furthermore, had agreed to pay to the Company an additional $2,100,000. The Company received an $8.5 million note for the cost of reimbursement and the purchase price of the subsidiaries which was payable over a maximum of ten years, with interest at prime plus 2 1/2%, payable quarterly.

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

The preferred stock has a liquidation value of $17,231,388 at July 31, 1995, and a dividend rate of 10%. Dividends are cumulative and can be paid-in-kind with additional preferred stock or, at the option of Princeton, in cash.

GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JULY 31, 1995 & JULY 31, 1994 (UNAUDITED)

NOTE 4 - Investment in Princeton-New York Parent, Inc.
(continued)

The following represents an analysis of the receivables activity between the Company and Princeton and their affiliates:


                              JULY 31, 1995       APRIL 30, 1995

Balance at the beginning
  of the period               $   25,542,727      $  19,043,748

Cash advanced to Princeton           255,328          1,512,958
Cash payments from Princeton      (1,541,404)        (4,931,184)
  Net Cash Activity               (1,286,075)         3,418,226

Expenses paid by the Company
  on behalf of Princeton           1,619,770          9,311,332
Expenses paid by Princeton on
  behalf of the Company             (158,583)        (1,687,158)
  Net Expense Activity             1,461,187          7,624,174

Interest accrued on outstanding
  receivable balance                 697,897          2,293,031

Balance at the end of the
  period                      $   26,415,736       $ 25,542,727
                                 ===========        ===========


At April 30, 1995, as a consequence of the Princeton Investors' bankruptcy proceeding and First Fidelity's refusal to grant a non-disturbance agreement in connection with the sale of long-term contractual rights to use amenities on the Company's and Princeton's properties, the Company's aggregate investment of $12,060,888 in the preferred stock of Princeton was fully reserved. In addition, the Company has adjusted the carrying value of its outstanding receivable balance with Princeton at April 30, 1995 to $13,000,000, which is net of a reserve allowance of $12,542,727. All future advances to Princeton by the Company will be fully reserved. For the three months ended July 31, 1995, the Company recorded an additional reserve allowance of $873,009 for advances made to Princeton.

NOTE 5 - Related Party Transactions

A director of the Company is also a principal in Princeton. Princeton was billed for services rendered by the Company, and these amounts were mutually agreed upon by the management of both companies. Upon the sale of the Company's real estate businesses to this company (see Note 4), the Company has continued to provide certain support services including payroll, marketing and staffing essentially on a cost basis. In the first three months of fiscal 1996 and 1995, approximately $890,000 and $1,082,000 of costs associated with these activities have been billed with an off-setting reduction to the appropriate Company expense.

GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JULY 31, 1995 & JULY 31, 1994 (UNAUDITED)

NOTE 6 - Commitments and Contingencies

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

By reason of that absence of liability insurance, the Company will be required to pay out of its own resources any claims it is ultimately determined to be liable for resulting from injuries to patrons in its Action Park and ski area which occurred prior to May 15, 1995. At July 31, 1995, the Company had accrued approximately $3,714,000 for uninsured liability claims, an amount considered adequate by Management. Such sum has not been funded and in view of the Foreclosure Proceeding and the Company's current financial condition, the Company may be unable to pay the claims of those persons sustaining personal injuries and, possibly, its other obligations. The Company discontinued its liability insurance coverage in 1986 by reason of the substantial general increases in liability insurance premiums throughout the insurance industry which made insurance coverage prohibitively expensive for the Company.

By reasons of the sale of certain subsidiaries on November 1, 1989 (Note 4) and the requirements of a debt refinancing with First Fidelity on June 28, 1990, the Company is contingently liable at July 31, 1995 on approximately $8.8 million of the debt and other liabilities of these former subsidiaries under various loan guarantees that survived the sale and certain cross-default provisions of certain debt instruments. Accordingly, a default by these former subsidiaries is a default under the Company's debt agreements.

     Litigation

On May 17, 1995 First Fidelity commenced (the Foreclosure Action) against the Company, substantially all of its subsidiaries, Princeton and its subsidiaries and others alleging that the indebtedness owing to First Fidelity by the Company and Princeton is in default and seeking to foreclose on certain real and personal assets which are collateral for the obligations of the Company and its subsidiaries and Princeton and its subsidiaries. First Fidelity is also seeking certain other relief in the action. The assets involved in the Foreclosure Action constitutes substantially all of the assets of the Company and its subsidiaries as well as of Princeton and its subsidiaries. A director of the Company is also an officer, director and principal shareholder of Princeton and the agreements and other instruments evidencing the obligations of the Company and its subsidiaries and Princeton

GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JULY 31, 1995 & JULY 31, 1994 (UNAUDITED)

NOTE 6 - Commitments and Contingencies (continued)

     Litigation (continued)

and its subsidiaries to First Fidelity contain cross-default provisions whereby a default by the Company, any of its subsidiaries, Princeton or any of its subsidiaries under any of their obligations to First Fidelity constitutes a default of each of the other obligors under their obligations to First Fidelity. In addition, each of the Company and Princeton have guaranteed the obligations of the other and their respective subsidiaries to First Fidelity. First Fidelity claims the Company and its subsidiaries owe it, as of May 15, 1995, an aggregate of approximately $16,240,000 plus interest, counsel fees and other costs as permitted by the relevant loan documents and that Princeton and its subsidiaries owe it, as of May 15, 1995, an aggregate of approximately $2,738,000 plus interest, counsel fees and other costs as permitted by the relevant loan documents. The Company claims that the principal amount owing by the Company at July 31, 1995 was $14,900,000 and Princeton on that date was $2,330,520.

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

If First Fidelity is successful in the Foreclosure Action it will succeed to the ownership of substantially all of the Company's assets without any assumption of the Company's liabilities. The Company believes that its equity in the assets which are the subject of the Foreclosure Action exceeds the amount First Fidelity claims it is owed by both the Company and Princeton. However, there can be no assurance as to the outcome of the Foreclosure Action (or any of the other legal proceedings to which the Company is a party) and thereby there can be no assurance that the Company will not be forced to commence a reorganization proceeding under the Federal Bankruptcy Laws or may not be forced into liquidation by its creditors. Under such circumstances there can be no assurance that after paying all outstanding secured and other indebtedness ranking senior there will be any assets available for distribution to the Company's holders of its outstanding subordinated debentures or shareholders or that such holders will retain any equity or subordinated debt interest in the Company following any reorganization proceeding. A consent order has been entered into the litigation whereby the Company has agreed not to disburse any monies other than for the payment of ordinary business expenses without the consent of First Fidelity and further provides that the Company cannot enter into any agreement, pursuant to which it or any subsidiary would incur any payment obligation outside of the ordinary course of business.

GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JULY 31, 1995 & JULY 31, 1994 (UNAUDITED)

NOTE 6 - Commitments and Contingencies (continued)

     Litigation (continued)

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

On September 13, 1995, a non-affiliated person entered into an option agreement with First Fidelity to acquire from First Fidelity the indebtedness of the Company and its affiliates owing to First Fidelity, the related collateral and First Fidelity's interest in the Foreclosure Action. The non-affiliated person paid approximately $1,627,000 for the option which provides for a final closing date of October 27, 1995. The consummation of the option agreement is subject to the fulfillment of numerous conditions and the delivery of various documents, including releases and indemnification agreements from the Company and its affiliates in favor of First Fidelity. There can be no assurance that the First Fidelity indebtedness, and the related collateral and Foreclosure Action will be acquired by the non-affiliated person. that such person will not pursue the Foreclosure Action or that the Company will be able to obtain from the non-affiliated person any agreements favorable to the Company and its future activities.

On August 7, 1995, American Stock Transfer and Trust Company, a trustee under a Debenture Indenture dated as of June 12, 1991 under which there is outstanding $6,288,659 principal amount of subordinated debentures due May 31, 2006, commenced a lawsuit in the United States District Court for the District of New York alleging that the Company had defaulted in the payment of interest due on the debentures, that the entire principal amount and accrued interest is now due and payable and seeking to recover a judgment for such amount. The Company has filed an answer in this litigation which, among other things, alleges that the plaintiff is disqualified from so acting by reason of conflicts of interest in fulfilling its duties to the debenture holders and is thereby barred from maintaining this lawsuit. There can be no assurance that the Company will be successful in its defense of this litigation or that as a result of the institution of this litigation that the Company will not be compelled to commence a proceeding under Chapter XI of the Federal Bankruptcy Laws.

On January 28, 1994, Parkway Power Corporation and certain of its affiliated entities and Robert Morgenroth commenced a lawsuit in the Law Division, Superior Court, Sussex County, New Jersey against the Company, Great Mountain Development Corporation, Princeton New York Investors, Inc., and a director of the Company seeking the delivery of certain condominium units and to recover the sum of $1.2 million alleging, among other things, that the defendants have breached a settlement agreement resolving certain litigation previously instituted by the plaintiffs. The Company filed an answer and other responsive pleadings and believes it has meritorious defenses to the claims asserted in the litigation. The Company's belief is based on the facts that the Company fully performed under the terms of the settlement

GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JULY 31, 1995 & JULY 31, 1994 (UNAUDITED)


NOTE 6 - Commitments and Contingencies (continued)

     Litigation (continued)

agreement and that it was the responsibility of Princeton New York Investors, Inc. to deliver the condominium units to plaintiffs and plaintiffs failed to enforce its rights against Princeton New York Investors, Inc. The Company's belief is supported by discussions with its counsel in the matter and the Company has not obtained an opinion of counsel to support its belief.

NOTE 7 - Income Taxes

In connection with the quasi-reorganization effected on April 30, 1992 (see Note 3), the Company has adopted Financial Accounting
Standards Board Statement No. 109, Accounting for Income Taxes, effective on that date. The effect of the adoption had no material effect on the financial statements.

NOTE 8 - Debt

     Primary Lending Activity

On May 17, 1995, First Fidelity Bank, N.A. ("First Fidelity") commenced ( the Foreclosure Action) against the Company, substantially all of its subsidiaries, Princeton and its subsidiaries and others alleging that the indebtedness owing to First Fidelity by the Company and Princeton is in default and seeking to foreclose on certain real and personal assets which are collateral for the obligations of the Company and its subsidiaries and Princeton and its subsidiaries. First Fidelity is also seeking certain other relief in the action. The assets involved in the Foreclosure Action constitutes substantially all of the assets of the Company and its subsidiaries as well as of Princeton and its subsidiaries. A director of the Company is also an officer, director and principal shareholder of Princeton and the agreements and other instruments evidencing the obligations of the Company and its subsidiaries and Princeton and its subsidiaries to First Fidelity contain cross-default provisions whereby a default by the Company, any of its subsidiaries, Princeton or any of its subsidiaries under any of their obligations to First Fidelity constitutes a default of each of the other obligors under their obligations to First Fidelity. In addition, each of the Company and Princeton have guaranteed the obligations of the other and their respective subsidiaries to First Fidelity. First Fidelity claims the Company and its subsidiaries owe it, as of May 15, 1995, an aggregate of approximately $16,240,000 plus interest, counsel fees and other costs as permitted by the relevant loan documents and that Princeton and its subsidiaries owe it, as of May 15, 1995, an aggregate of approximately $2,738,000 plus interest, counsel fees and other costs as permitted by the relevant loan documents. The Company claims that the principal amount owing by the Company at July 31, 1995 was $14,900,000 and Princeton on that date was $2,330,520.

The Company and Princeton and their subsidiaries have filed an answer denying the material allegations of the Complaint and setting forth a counterclaim asserting, among other things, that First Fidelity engaged in bad faith and misconduct and breached its fiduciary duties to the defendants in failing to provide certain construction financing relating to a condominium project of a

GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JULY 31, 1995 & JULY 31, 1994 (UNAUDITED)


NOTE 8 - Debt (continued)

     Primary Lending Activity (continued)

subsidiary of Princeton, refused to grant non-disturbance agreements to the Company and a subsidiary of Princeton in connection without the sale of long-term contractual rights to use amenities on the property by a joint venture between the Company and Princeton all of which were critical to the defendants' ability to perform under their obligations to First Fidelity and to meet the Company's other obligations.

If First Fidelity is successful in the Foreclosure Action it will succeed to the ownership of substantially all of the Company's assets without any assumption of the Company's liabilities. The Company believes that its equity in the assets which are the subject of the Foreclosure Action exceeds the amount First Fidelity claims it is owed by both the Company and Princeton. However, there can be no assurance as to the outcome of the Foreclosure Action (or any of the other legal proceedings to which the Company is a party) and thereby there can be no assurance that the Company will not be forced to commence a reorganization proceeding under the Federal Bankruptcy Laws or may not be forced into liquidation by its creditors. Under such circumstances there can be no assurance that after paying all outstanding secured and other indebtedness ranking senior there will be any assets available for distribution to the Company's holders of its outstanding subordinated debentures or shareholders or that such holders will retain any equity or subordinated debt interest in the Company following any reorganization proceeding. A consent order has been entered into the litigation whereby the Company has agreed not to disburse any monies other than for the payment of ordinary business expenses without the consent of First Fidelity and further provides that the Company cannot enter into any agreement, pursuant to which it or any subsidiary would incur any payment obligation outside of the ordinary course of business.

On September 13, 1995, a non-affiliated person entered into an option agreement with First Fidelity to acquire from First Fidelity the indebtedness of the Company and its affiliates owing to First Fidelity, the related collateral and First Fidelity's interest in the Foreclosure Action. The non-affiliated person paid approximately $1,627,000 for the option which provides for a final closing date of October 27, 1995. The consummation of the option agreement is subject to the fulfillment of numerous conditions and the delivery of various documents, including releases and indemnification agreements from the Company and its affiliates in favor of First Fidelity. There can be no assurance that the First Fidelity indebtedness, and the related collateral and Foreclosure Action will be acquired by the non-affiliated person. that such person will not pursue the Foreclosure Action or that the Company will be able to obtain from the non-affiliated person any agreements favorable to the Company and its future activities.

     Other Secured Debt

In March 1989, the Company refinanced the mortgage on one of its ski lodges in order to make available additional cash for operations. The Company

GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JULY 31, 1995 & JULY 31, 1994 (UNAUDITED)


NOTE 8 - Debt (continued)

     Other Secured Debt(continued)

entered into a $5,000,000 mortgage, which was originally scheduled to be repaid over five years ending March 1, 1994. The mortgage has two participants with each participant originally holding an equal share of the mortgage. Interest on the mortgage is 12% for one participant's share of the loan, and 12 - 1/2%
for  the  other.   This loan is guaranteed by certain
individuals, including a director of the Company. The Company has been notified that because of First Fidelity continuing its foreclosure proceeding, the participants of the mortgage will commence a foreclosure action with respect to their first lien position. The participants have advised the Company that provided the Company remains current on its payment obligations to the participants and First Fidelity does not move to a Sheriff's Sale, the participants of this mortgage will forbear from concluding this action for a period of six months from August 1, 1995.

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

NOTE 9 - Going Concern

The Company's condensed consolidated financial statements are prepared in conformity with generally accepted accounting principals, which contemplates continuation of the Company as a going concern. The Company had incurred a net loss for the year ended April 30, 1995 of $38,568,811, of which

GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JULY 31, 1995 & JULY 31, 1994 (UNAUDITED)


NOTE 9 - Going Concern (continued)


$37,448,566 represented unusual items. In addition, a foreclosure action was commenced by First Fidelity on May 17, 1995, alleging the Company and substantially all of its subsidiaries are in default on indebtedness owing
First Fidelity and is seeking to foreclose on certain real and personal assets which are collateral for the obligations of the Company and it subsidiaries. First Fidelity claims the Company and its subsidiaries owe it, as of May 15, 1995, an aggregate of approximately $16,240,000, plus interest, counsel fees and other costs as permitted by the relevant loan documents, and that Princeton, and its subsidiaries, owe it as of May 15,1995, an aggregate of approximately $2,378,000, plus interest, counsel fees, and other costs permitted by the relevant loan documents. Many of the Company's debt instruments also contain cross-default provisions whereby a default by the Company, or any of its subsidiaries, constitutes a default of the related debt instrument. Also, on August 7, 1995, American Stock Transfer and Trust Company, a trustee under a Debenture Indenture dated as of June 12, 1991 under which there is outstanding $6,288,659 principal amount of subordinated debentures, commenced a lawsuit in the United States District Court for the District of New York alleging that the Company had defaulted in the payment of interest due on the debentures, that the entire principal amount and accrued interest is now due and payable and seeking to recover a judgment for such amount. The Company has filed an answer in this litigation which, among other things, alleges that the plaintiff is disqualified from so acting by reason of conflicts of interest in fulfilling its duties to the debentureholders and is thereby barred from maintaining this lawsuit. There can be no assurances that as a result of the institution of this litigation that the Company will not be compelled to commence a proceeding under Chapter XI of the Federal Bankruptcy Laws.

These factors create uncertainty whether the Company can continue as a going concern. The Company's plans to mitigate the effects of the uncertainties of the Company`s continued existence are: 1) to seek to replace First Fidelity's debt with other long-term debt financing with more favorable repayment terms; 2) to improve profitability by reducing operating costs in fiscal 1996; 3) to substantially reduce the Company's capital spending in fiscal 1996; 4) to offer the current bondholders incentives to convert their interest bearing bonds for entitlements to the Company's amenities, shares of stock in the Company and non-interest bearing bonds of the Company; and 5) to continue to seek additional funding through private sources to supplement the Company's cash needs. Management believes that these plans can be effectively implemented in the next twelve month period. The Company's ability to continue as a going concern is dependent on the implementation and success of these plans. The financial statements do not include any adjustments in the event the Company is unable to continue as a going concern.

GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JULY 31, 1995 & JULY 31, 1994 (UNAUDITED)


NOTE 10 - Subsequent Events


The Company is currently in arrears on approximately $1,134,000 of dividend payments on its 10% Cumulative Preferred Stock.

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

On September 13, 1995, a non-affiliated person entered into an option agreement with First Fidelity to acquire from First Fidelity the indebtedness of the Company and its affiliates owing to First Fidelity, the related collateral and First Fidelity's interest in the Foreclosure Action. The non-affiliated person paid approximately $1,627,000 for the option which provides for a final closing date of October 27, 1995. The consummation of the option agreement is subject to the fulfillment of numerous conditions and the delivery of various documents, including releases and indemnification agreements from the Company and its affiliates in favor of First Fidelity. There can be no assurance that the First Fidelity indebtedness, and the related collateral and Foreclosure Action will be acquired by the non-affiliated person. that such person will not pursue the Foreclosure Action or that the Company will be able to obtain from the non-affiliated person any agreements favorable to the Company and its future activities.

GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JULY 31, 1995 & JULY 31, 1994 (UNAUDITED)

A.  LIQUIDITY & CAPITAL RESOURCES

The Company had net income applicable to common shareholders of approximately $349,000 during the first three months of fiscal
1996. During this period, the Company's operations were funded primarily as follows:

Three Months Ended July 31, 1995

During the three months ended July 31, 1995, the Company had net income of approximately $349,000. Included in this net income is depreciation and amortization of approximately $237,000, a non-cash expense. After reflecting the net change in assets and liabilities, resulting primarily from the decrease in other receivables net cash provided by operations was approximately $1,219,000. Investing activities included additions to properties of approximately $648,000. Financing activities provided net cash of approximately $116,000 during the fiscal year from additional borrowings. Repayment of borrowings amounted to approximately $37,000 during the three month period. Accordingly, during the first three months of fiscal 1996 fiscal year the Company's cash increased by approximately $686,000.

The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principals, which contemplates continuation of the Company as a going concern. The Company had incurred a net loss for the year ended April 30 1995 of $38,568,811, of which $37,448,566 represented unusual items. In addition, a foreclosure action was commenced by First Fidelity on May 17, 1995, alleging the Company and substantially all of its subsidiaries are in default on indebtedness owing First Fidelity and is seeking to foreclose on certain real and personal assets which are collateral for the obligations of the Company and its subsidiaries. First Fidelity claims the Company and its subsidiaries owe it as of May 15, 1995, an aggregate of approximately $16,240,000 plus interest, counsel fees and other costs as permitted by the relevant loan documents, and that Princeton, and its subsidiaries, owe it as of May 15, 1995, an aggregate of approximately $2,378,000, plus interest, counsel fees, and other costs as permitted by the relevant loan documents. Many of the Company's debt instruments also contain cross-default provisions whereby a default by the Company, or any of its subsidiaries, constitutes a default of the related debt instrument. Also, on August 7, 1995, American Stock Transfer and Trust Company, a trustee under a Debenture Indenture dated as of June 12, 1991 under which there is outstanding $6,288,659 principal amount of subordinated debentures, commenced a lawsuit in the United States District Court for the District of New York alleging that the Company had defaulted in the payment of interest due on the debentures, that the entire principal amount and accrued interest is now due and payable and seeking to recover a judgment for such amount. The Company is currently consulting with counsel with respect to what actions should be taken in responding to this litigation. There can be no assurance that as a result of the institution of this litigation that the Company will not be compelled to commence a proceeding under Chapter XI of the Federal Bankruptcy Laws.

GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.  LIQUIDITY & CAPITAL RESOURCES(continued)

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

On May 17, 1995, First Fidelity Bank, N.A. ("First Fidelity") commenced ( the Foreclosure Action) against the Company, substantially all of its subsidiaries, Princeton and its subsidiaries and others alleging that the indebtedness owing to First Fidelity by the Company and Princeton is in default and seeking to foreclose on certain real and personal assets which are collateral for the obligations of the Company and its subsidiaries and Princeton and its subsidiaries. First Fidelity is also seeking certain other relief in the action. The assets involved in the Foreclosure Action constitutes substantially all of the assets of the Company and its subsidiaries as well as of Princeton and its subsidiaries. A director of the Company is also an officer, director and principal shareholder of Princeton and the agreements and other instruments evidencing the obligations of the Company and its subsidiaries and Princeton and its subsidiaries to First Fidelity contain cross-default provisions whereby a default by the Company, any of its subsidiaries, Princeton or any of its subsidiaries under any of their obligations to First Fidelity constitutes a default of each of the other obligors under their obligations to First Fidelity. In addition, each of the Company and Princeton have guaranteed the obligations of the other and their respective subsidiaries to First Fidelity. First Fidelity claims the Company and its subsidiaries owe it, as of May 15, 1995, an aggregate of approximately $16,240,000 plus interest, counsel fees and other costs as permitted by the relevant loan documents and that Princeton and its subsidiaries owe it, as of May 15, 1995, an aggregate of approximately $2,738,000 plus interest, counsel fees and other costs as permitted by the relevant loan documents. The Company claims that the principal amount owing by the Company at July 31, 1995 was $14,900,000 and Princeton on that date was $2,330,520.

GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JULY 31, 1995 & JULY 31, 1994 (UNAUDITED)

A.  LIQUIDITY & CAPITAL RESOURCES (continued)

The Company and Princeton and their subsidiaries have filed an answer denying the material allegations of the Complaint and setting forth a counterclaim asserting, among other things, that First Fidelity engaged in bad faith and misconduct and breached its fiduciary duties to the defendants in failing to provide certain construction financing relating to a condominium project of a subsidiary of Princeton, refused to grant non-disturbance agreements to the Company and a subsidiary of Princeton in connection without the sale of long-term contractual rights to use amenities on the property by a joint venture between the Company and Princeton all of which were critical to the defendants' ability to perform under their obligations to First Fidelity and to meet the Company's other obligations.

If First Fidelity is successful in the Foreclosure Action it will succeed to the ownership of substantially all of the Company's assets without any assumption of the Company's liabilities. The Company believes that its equity in the assets which are the subject of the Foreclosure Action exceeds the amount First Fidelity claims it is owed by both the Company and Princeton. However, there can be no assurance as to the outcome of the Foreclosure Action (or any of the other legal proceedings to which the Company is a party) and thereby there can be no assurance that the Company will not be forced to commence a reorganization proceeding under the Federal Bankruptcy Laws or may not be forced into liquidation by its creditors. Under such circumstances there can be no assurance that after paying all outstanding secured and other indebtedness ranking senior there will be any assets available for distribution to the Company's holders of its outstanding subordinated debentures or shareholders or that such holders will retain any equity or subordinated debt interest in the Company following any reorganization proceeding. A consent order has been entered into the litigation whereby the Company has agreed not to disburse any monies other than for the payment of ordinary business expenses without the consent of First Fidelity and further provides that the Company cannot enter into any agreement, pursuant to which it or any subsidiary would incur any payment obligation outside of the ordinary course of business.

In March 1989, the Company refinanced the mortgage on one of its ski lodges in order to make available additional cash for operations. The Company entered into a $5,000,000 mortgage, which was originally scheduled to be repaid over five years ending March 1, 1994. The mortgage has two participants with each participant originally holding an equal share of the mortgage. Interest on the mortgage is 12% for one participant's
share of the loan,  and  12 - 1/2% for  the  other.   This loan
is guaranteed by certain individuals, including a director of the Company. The Company has been notified that because of First Fidelity continuing its foreclosure proceeding, the participants of the mortgage will commence a foreclosure action with respect to their first lien position. The participants have advised the Company that provided the Company remains current on its payment obligations to the participants and First Fidelity does not move to a Sheriff's Sale, the participants of this mortgage will forbear from concluding this action for a period of six months from August 1, 1995.

GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JULY 31, 1995 & JULY 31, 1994 (UNAUDITED)


A.  LIQUIDITY & CAPITAL RESOURCES (continued)


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

     GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES

     ITEM 2
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

B.  RESULTS OF OPERATIONS

Revenue from operations for the first three months of fiscal 1996 decreased $702,948 (9.82%), from the comparable fiscal 1995 period. Net income to common stockholders for the first three months of fiscal 1995 was $349,028 ($0.01 per share) as compared to net income available to common stockholders of $261,901 ($0.01 per share) in the comparable prior year period. Revenue decreased from the comparable prior year three months as a result of decreased attendance due to unfavorable weather conditions.

Costs of operations for the first three months of fiscal 1996 year decreased $1,268,631 (28.09%). The decrease in the first quarter was directly attributed to the decrease in summer attendance in addition to a decrease in the provision for liability reserves.

Selling, general and administrative expenses for the first three months of fiscal year 1996 decreased $165,346 (13.46%). The decrease in the first three months of fiscal 1995 is attributed to decreased marketing and advertising expenses.

The Company's interest expense from operations for the first three months of fiscal 1996 increased $402,568 (40.97%). During the first three months of fiscal 1996 the Company recorded interest income from Princeton in the amount of $697,897 which was fully reserved. During the first three months of fiscal 1995, the Company recorded interest income from Princeton in the amount of $468,330 which was not reserved. The increase in interest expense is primarily attributed to the Company's determination that all advances to Princeton in excess of the $13,000,000 carrying value of its receivables from Princeton will be fully reserved. As a result, the Company no longer offsets interest income from Princeton against the Company's interest expense.

The Company recorded amortization of financing costs in the first three months of fiscal 1996 of $-0- as compared to $7,413 recorded in the first three months of fiscal 1995.

The Company recorded dividend income from Princeton of $-0- for the first three months of fiscal 1996 as compared to $380,751 recorded in comparable fiscal 1995 period. At April 30, 1995, the Company determined that all advances in excess of its $13,000,000 carrying value of its receivables from Princeton will be fully reserved. Accordingly, $420,278 of dividend income from Princeton was fully reserved in the first three months of fiscal 1996.

Depreciation and amortization expense from operations for the first three months of fiscal 1996 decreased $25,740 (9.76%). During fiscal 1995, the Company wrote-off its goodwill relating to the purchase of boxing interest. Accordingly, the Company no longer amortizes this goodwill which was $49,688 in the first quarter of fiscal 1995.

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

     GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES

     ITEM 2
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


B.  RESULTS OF OPERATIONS (continued)

marketing and staffing essentially on a cost basis. In the first three months of fiscal 1996 and 1995, approximately $890,000 and $1,082,000 of costs associated with these activities have been billed with an off-setting reduction to the appropriate Company expense. At April 30, 1995, as a consequence of the Princeton Investors' bankruptcy proceeding and First Fidelity's refusal to grant a non-disturbance agreement in connection with the sale of long-term contractual rights to use amenities on the Company's and Princeton's properties, the Company's aggregate investment of $12,060,888 in the preferred stock of Princeton was fully reserved. In addition, the Company has adjusted the carrying value of its outstanding receivable balance with Princeton at April 30, 1995 to $13,000,000, which is net of a reserve allowance of $12,542,727. All future advances to Princeton by the Company will be fully reserved. For the three months ended July 31, 1995, the Company recorded an additional reserve allowance of $873,009 for advances made to Princeton.

GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


B.  RESULTS OF OPERATIONS (continued)


No income taxes or benefits were provided in the first quarter of fiscal 1996 due to the Company's net operating loss carry forward from prior years.

     PART II OTHER INFORMATION


ITEM 6.   EXHIBITS & REPORTS ON FORM 8-K


     A.   EXHIBITS:

          Exhibit 11(a) and 11(b) Great American Recreation, Inc.
& Subsidiaries - Computation of Primary and Fully Diluted
Earnings per share for the three month period ended July 31, 1995 and July 31, 1994.

      B.  REPORTS ON FORM 8-K:

          No current reports on Form 8-K were filed during the fiscal quarter ended July 31, 1995.

EXHIBIT 11(a)

GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE


     UNAUDITED


                                   THREE MONTHS ENDED

                              JULY 31, 1995       JULY 31,1994

PRIMARY:

Average shares outstanding
  disregarding exercise of
  options, warrants and
  conversion of debentures      54,513,938         41,058,357

Assumed conversion of stock
  options and warrants based
  on the Treasury stock method
  using average market price           -0-                -0-

                                54,513,938         41,058,357
                               ===========         ===========

Net income for primary earnings per share
  computation                 $    349,028        $   261,901
                               ===========         ===========


Earnings per common share:
  Net income                         $0.01              $0.01
                                      ====               ====


Retained earnings and current net income were inadequate to cover preferred stock dividend requirements for the three months ended
July 31, 1995. Accordingly, dividends were recorded as liquidating dividends.

EXHIBIT 11(b)

     GREAT AMERICAN RECREATION, INC. & SUBSIDIARIES
     COMPUTATION OF EARNINGS PER SHARE


     UNAUDITED


                                   THREE MONTHS ENDED

                              JULY 31, 1995       JULY 31, 1994

FULLY DILUTED:

Average shares outstanding
  disregarding exercise of
  options, warrants and
  conversion of debentures       54,513,938          41,058,357

Assumed conversion of stock
  options and warrants based
  on the Treasury stock method
  using average market price            -0-           1,492,058

                                 54,513,938          42,550,415
                                ===========         ===========


Net income for fully diluted earnings per
  share computation           $     349,028       $    261,901
                                ===========        ===========

Earnings per common share:
  Net income                          $0.01              $0.01
                                       ====              ====

Retained earnings and current net income were inadequate to cover preferred stock dividend requirements for the three months ended
July 31, 1995. Accordingly, dividends were recorded as liquidating dividends.

     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     GREAT AMERICAN RECREATION, INC.




     /s/ Joseph R. Bellantoni
     Joseph R. Bellantoni
     Vice President of Finance     September 22, 1995

     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     GREAT AMERICAN RECREATION, INC.



     /s/ Joseph R. Bellantoni
     Joseph R. Bellantoni
     Vice President of Finance     September 22, 1995




PAGE 28 of 28